Form 10-K
period 2024-06-30
EGAIN Corp
filed 2024-09-12
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on Nasdaq) on December 31, 2023, was approximately $176.5 million.

There were 28,511,553 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding on September 9, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2024 Annual Meeting of Stockholders.

EGAIN CORPORATION

2024 FORM 10-K

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

●	our belief that is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income;
●	expected benefits of our solutions to our clients and partners;
●	our value proposition;
●	customer and market expectations in the market in which we operate, and our ability to meet expectations and satisfy such needs;
●	our lengthy sales cycles and the difficulty in predicting timing of sales or delays;
●	our expectations with respect to revenue, cost of revenue, expenses and other financial metrics;
●	our business plans, strategies, targets, and outlook;
●	changes in technology, including AI technology and services;
●	our expectations related to our product development plan;
●	competition in the markets in which we do business and our competitive advantages;
●	our beliefs regarding our prospects for our business;
●	changes in demand for our solutions;
●	our expectations regarding the composition of our customers and the result of a loss of a significant customer;
●	our reliance on strategic and third party distribution partnerships;
●	the risk of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks;
●	our ability to timely adapt and comply with changing European regulatory and political environments;
●	the effect of recent changes in U.S. tax legislation;
●	the effect of compliance with privacy laws and regulations on our business and our customers;
●	our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights;
●	the adequacy of our capital resources and our ability to raise additional financing;
●	the risks related to our international operations;
●	the potential impact of foreign currency fluctuations and inflation; and
●	the potential impact of health epidemics.

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

●	Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.
●	Our SaaS business model is subject to certain risks.

●	Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.
●	We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
●	Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.
●	Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business.
●	The market for customer engagement software, including generative AI product offerings, is competitive, and our business will be adversely affected if we are unable to successfully compete.
●	If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, we may be unable to grow our business, which could negatively impact our operating results and financial condition.
●	Our failure to maintain, develop or expand strategic and third-party distribution channels would impede our revenue growth.
●	Difficulties and delays in customers implementing our products could harm our revenue and margins.
●	We conduct a significant portion of our business and operations outside of the United States, which exposes us to additional risks that may not exist in the United States. These risks in turn could cause our operating results and financial condition to suffer.
●	Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities could impair the use or functionality of our cloud operations and harm our business.
●	Software errors could be costly and time-consuming for us to correct, and could harm our reputation and impair our ability to sell our solutions.
●	The terms we agree to in our Service Level Agreements or other contracts may result in increased costs or liabilities, which would in turn affect our results of operations.
●	If we are unable to increase the profitability of subscription revenue, if we experience significant customer attrition, or if we are required to delay recognition of revenue, our operating results could be adversely affected.
●	We depend on broad market acceptance of our applications and of our business model. If our expectations regarding the market for our applications are not met, our business could be seriously harmed.
●	We may be unable to respond to the rapid technological change and changing customer preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may cause our business to suffer.
●	We employ third-party technologies for use in or with our platform and the inability to license such technologies on commercially reasonable terms or the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.
●	Our offshore product development, support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals, produce effective new solutions and provide professional services to drive growth.
●	If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data or our data or IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
●	Changes in the European regulatory environment regarding privacy and data protection regulations, such as the GDPR, could expose us to risks of noncompliance and costs associated with compliance.
●	Privacy concerns and laws, evolving regulation of cloud computing and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

PART I

ITEM 1.	BUSINESS

Overview

eGain automates customer engagement with an AI knowledge hub SaaS solution. We sell to enterprises who want to better serve customers at scale by delivering trusted answers across self-service, contact centers, and field staff. True to our mantra of AX + BX + CX = DX™, our AI knowledge hub orchestrates effortless Digital eXperience (DX) as it assists Agent eXperience (AX), empowers Business eXperience (BX) and assures Customer eXperience (CX). Many global brands use eGain to improve experience and reduce costs. We are headquartered in the Sunnyvale, California, United States. We also operate in the United Kingdom and India.

Industry Background

Introduction

According to Gartner Research, a majority of contact center agents are not satisfied with their desktop tools. Our assessment, based on more than two decades of serving clients is that good contact center agents ignore most information piled on their screens across multiple windows and tabs when they are interacting with customers. They focus on the customer conversation. Meanwhile, businesses expect agents to remember and refresh growing knowhow that is needed to answer customer questions across complex, expanding product portfolios and compliance-heavy processes, and then recall relevant knowhow contextually in the moment of truth – when the customer is on the line. In addition, this is expected of an entry-level workforce that is not well-paid, routinely replaced, and globally dispersed – mainly for cost reasons. This knowledge and guidance gap for agents in the flow of their work explains Gartner Research’s top technology recommendation for customer service and support leaders since 2022: invest in knowledge management tools.

AI Economy Demands Modern Knowledge Management

In a world selling commoditized, yet complex products to time-strapped customers, smart tools must automate the routine and augment the interesting across agent, business and customer support tasks. This need has been amplified by the disruption of traditional work models by COVID-19. Businesses realize that they need to invest in tools that can guide agents and customers with trusted answers, ensuring customer satisfaction and compliance. Recently we have seen the generative AI surprises pop up across businesses as businesses jumped into generative AI without solving the foundational knowledge needed to provide trusted input content to generative AI. Not surprisingly, businesses are quickly seeking modern knowledge management solutions.

AI Knowledge for Customer Engagement

To automate customer engagement, generative AI needs trusted content from a knowledge hub that ensures correct, compliant content is served with adequate controls. A knowledge hub can be built and maintained with much less time and cost using AI. It is a perfect technology intersection where AI needs knowledge and knowledge can be built easier with AI.

Contact Centers are a Brand Battleground

Contact centers offer significant opportunities to realize the transformation potential of generative AI. According to Forrester Research, there were 17 million contact center agents in 2023, with 71% of contact centers looking to hire more. Time-starved customers consuming complex products and grappling with extreme choices generate stubbornly high levels of customer contact. They need quick, correct, and assured help. The business impact of applying AI at scale on contact center operations can save the global economy hundreds of billions of dollars annually.

Customer Engagement Automation is a Large, Growing Market

Businesses continue to invest in digital transformation, especially in customer engagement. To further reduce cost and improve experience, businesses want to harness AI knowledge to automate customer service via omnichannel, conversational interfaces. According to McKinsey, the aggregate cost of customer operations in the global economy is $1.5 trillion. They anticipate that businesses could reduce this cost by 35% using AI. Given these potential savings, the associated market opportunity for SaaS solutions is huge. According to a recent Gartner Research prediction, by 2025, 100% of all virtual customer assistant and virtual agent assistant projects that are not integrated with a modern knowledge management system will fail to meet their experience improvement and operational cost-reduction goals.

The eGain Approach and Benefits

What Customers Want

We believe customer service queries fall into three categories: informational, transactional, and situational. Any given customer contact can morph across these categories as the conversation develops. Tools must orchestrate customer contact with context —accounting for machine-human hand-offs (mixed-initiative interaction), channel switching, multimodal interaction, and conversational pause-and-resume. During these interactions, customers increasingly want trusted answers and guidance.

The eGain Solution is Comprehensive

eGain offers a comprehensive, unified solution organized into three hubs—eGain Knowledge Hub™, eGain Conversation Hub™, and eGain Analytics Hub™, to automate, augment and orchestrate digital-first customer engagement. We believe our feature-rich portfolio of applications empowers businesses to connect, solve, and optimize agent, business, and customer experience.

Solve with eGain Knowledge Hub

Our Knowledge Hub helps businesses to centralize knowledge, policies, procedures, situational expertise, and best-practices, while delivering guided, personalized, and trusted answers to customers, agents, and field staff. We believe our guided knowledge and virtual assistance applications ensure that all agents easily resolve customer queries, regardless of product or procedure.

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

Open, Secure APIs and Third-Party Connectors Deliver Quick Value

Our open, secure platform APIs enable clients and partners to extend and enhance our solutions and to integrate with enterprise assets to enable a single view of the customer. Pre-built integrations include connectors to Adobe, Apple Business Chat, Avaya, Amazon Connect, Cisco, Five9, Google Dialogflow, Genesys, Talkdesk, IBM Watson, Microsoft Dynamics, Microsoft SharePoint, Microsoft Teams, Salesforce, SAP, ServiceNow, and Zendesk. We offer a novel

“Bring Your Own” composable architecture to plug external bots, messaging channels, and third-party agent desktops to compose differentiated customer experiences.

Compelling Benefits

Our solution delivers quick value, easy innovation, and big business impact. Specifically, we help businesses:

o	Enhance customer experience with digital-first, omnichannel service, powered by AI knowledge.
o	Reduce operating costs with self-service automation, improved agent productivity and time-to-competence.
o	Ensure compliance with regulations, policies, procedures, and best practices.
o	Deliver insights to improve service, enhance products and design new offerings.

Competitive Strengths

Composable Platform with Rich APIs, Events, and UX Widgets

The eGain solution is a comprehensive omnichannel solution for the customer engagement market, with AI and knowledge applications at its core. We unlock the full power of our cloud platform with extensive APIs on a composable architecture, served via a developer portal to enable knowledge everywhere to power omnichannel customer and employee experiences.

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

Transformative Value at Scale Across Diversified Customer Base

Our solution delivers transformative value at scale. We believe that our understanding of the customer need and our ability to fulfill it with enterprise-grade capability is unmatched. Our clients range from over a hundred thousand users at a healthcare client using our solution on a 24x7 basis to a Property and Casualty (P&C) insurer with fifteen thousand contact center advisors and thirty-thousand field agents.

Market-leading Innovation with a Risk-free Trial Model

To de-risk customer decisions, we offer a unique Innovation in 30 Days™ program—a 30-day guided production pilot in the eGain Cloud – at no cost and with no strings attached. Businesses can experience our product with their data, content, and process in a production setting.

Direct Go-to-market Strategy, Complemented by a Growing Partner Ecosystem

We take our solutions to market through a direct sales model, primarily in North America and Western Europe. We complement direct sales with resell partnerships. We also partner with System Integrators and boutique consultants.

Customers

We mostly sell to large enterprises, which we define as businesses with over a billion dollars in annual revenue or government organizations. Over 82% of our annual recurring cloud revenue for the fiscal year ended June 30, 2024 (which we refer to as fiscal year 2024) came from such large enterprises.

For fiscal year 2024, North America (NA) and combined Europe, Middle East, and Africa (EMEA) revenue accounted for 78% and 22% of total revenue.

One of our largest customers, who is also our partner, accounted for 18% of total revenue in fiscal year 2024.

Competition

We compete with application software providers, including LivePerson, Inc., NICE, Ltd., and Verint Systems Inc. In addition, we occasionally compete with some of our platform partners where some of our product capabilities overlap, including Five9, Genesys, Microsoft, Salesforce, and ServiceNow.

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

Advance Product and Platform Leadership

Innovation is in our DNA. We are investing actively in experimenting with, enhancing, and applying AI technologies to accelerate and automate tasks in the knowledge management and customer engagement lifecycle. In addition, we are expanding our platform connectivity to CRM, CCaaS, UCaaS, and CMS platforms with enhanced APIs and connectors.

Invest in Direct Sales and Marketing

We design and execute scalable and personalized marketing programs to boost brand awareness, based on client success, product leadership and no-risk trial offers. To complement our marketing investment, we have built and trained a field sales team to maintain high-touch presence in target accounts.

Develop New Partner Relationships

We are developing new partnerships with complementary platform providers (with large customer bases) to enhance their proposition with our Knowledge-powered customer engagement capabilities. At the same time, we are investing in delivery partnerships to scale our delivery capabilities.

Land and Expand in the Enterprise

With the sustained progress we have made in customer success, we see a replicable pattern emerging: land enterprise logos with a small footprint in one business unit, demonstrate business value, and then expand in the enterprise. We believe we are increasing the value of investment in eGain for our clients by deeply integrating our capabilities via our enhanced APIs with enterprise assets like enterprise collaboration platforms, CRM systems, transaction and billing, and content sources.

Selectively Pursue Acquisitions

From time to time, we pursue inorganic strategies to strengthen our product portfolio. As opportunities arise, we look for strategic acquisitions we believe will deliver compelling value faster than organic options.

Sales and Marketing

Sales Strategy

Our sales strategy is to pursue targeted accounts, mostly B2C (Business-to-Consumer) enterprises and consumer-centric government agencies, through a combination of our direct sales force and partners. These enterprises typically have thousands of customer service agents in their contact centers. Our direct sales force is organized into teams that include field sales representatives and sales consultants. Our direct sales force is complemented by lead generation representatives and sales development representatives. We also complement our direct effort with sales alliances.

Marketing and Partner Strategy

Our marketing strategy is to build our brand around the following pillars: thought leadership, product leadership, and customer advocacy. We have a long track record of thought leadership in this market. Our popular “Knowledge Management for Dummies” publication, for example, enjoys thousands of digital downloads and physical distribution in our target community. Recently, we published a revised edition of this pioneering work with generative AI updates, including relevant AI-powered product info, customer case studies, and best-practices.

Our partners help extend the breadth and depth of our product offerings, drive market awareness, and augment our professional service capabilities. We believe these relationships are important to delivering successful integrated products and services to our customers. Our partner portal, eGain Econet™, provides comprehensive sales support and services information for partners.

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

As of June 30, 2024, we had 17 issued patents in the United States. Our issued U.S. patents expire at various times between 2028 and 2040.

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

Human Capital

Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce. As of June 30, 2024, we had 544 employees, including 539 full-time employees, of which 195 were in product development, 229 in services and support, 64 in sales and marketing, and 56 in finance and administration.

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

Information About Our Executive Officers

The following table sets forth information regarding eGain’s executive officers as of September 12, 2024:

Name	Age	Position
Ashutosh Roy	58	Chief Executive Officer and Chairman
Eric N. Smit	62	Chief Financial Officer
Promod Narang	66	Chief Technology Officer

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

Any of these developments may adversely affect our revenue, operating results and financial condition. Furthermore, we maintain a provision for credit losses resulting from the inability of our customers to make required payments. In such cases, we may be required to defer revenue recognition on sales to affected customers. In the future, we may have to record additional reserves or write-offs, or defer revenue on sales transactions, which could negatively impact our financial results.

Our SaaS business model is subject to certain risks.

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

If we are unable to properly manage our SaaS transition, our business may suffer.

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

The market for customer engagement software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors, including Genesys Telecommunications Laboratories, Inc., LivePerson, Inc., NICE Ltd., and Verint Systems Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, salesforce.com, Inc., ServiceNow, Inc., and similar companies that may attempt to sell customer engagement software to their installed base.

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

We generally recognize revenue upon the transfer of control of promised services to our customers in the amount that is commensurate with the consideration that we expect to receive in exchange for those services. If an arrangement requires significant customization or implementation services from us, recognition of the associated subscription and service revenue could be delayed. The timing of the commencement and completion of these services is subject to factors that may be beyond our control, as this process may require access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software obligations. In addition, customers could cancel or delay product implementations. Implementation typically involves working with sophisticated software, computing, and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering, and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers cancel or have difficulty deploying our products or require significant amounts of our professional services, support, or customized features, revenue recognition could be cancelled or further delayed and our costs could increase, causing increased variability in our operating results.

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

We derived 22% of our revenue from EMEA sales during the fiscal years ended June 30, 2024 and 2023. In addition to those discussed elsewhere in this section, our EMEA sales operations are subject to a number of specific risks, such as:

●	general economic conditions in each country or region in which we do or plan to do business;
●	foreign currency fluctuations and imposition of exchange controls;
●	changes in data privacy laws including European Union’s General Data Protection Regulation (GDPR);
●	difficulty and costs in staffing and managing our international operations;
●	difficulties in collecting accounts receivable and longer collection periods;
●	health or similar issues, such as a pandemic or epidemic;
●	various trade restrictions and tax consequences;
●	hostilities in various parts of the world, such as the conflict between Russia and Ukraine and the evolving events in Israel and Gaza; and
●	reduced intellectual property protections in some countries.

Any of the above risks could adversely affect our international operations, reduce our revenue from customers outside of the United States or increase our operating costs, each of which could adversely affect our business, results of operations, financial condition, and growth prospects.

As of June 30, 2024, approximately 45% of our workforce was employed in India. Of our employees in India, 46% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU), and India are also of great importance to our operations.

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

Our provision may be insufficient to cover accounts receivable we are unable to collect.

We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided them. In the past, we have experienced collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future. Although we have established provision to cover losses due to delays or inability to pay, there can be no assurance that such reserves will be sufficient to cover our losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

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

Security incidents have become more prevalent across industries and the methods and techniques used by threat actors continue to evolve at a rapid pace. These cyberattacks may occur on our systems and we may be unable to identify current attacks, anticipate these attacks or implement adequate security measures. Our service involves the storage and transmission of customers’ proprietary information, and security incidents could expose us to a risk of loss of this information, loss of access, litigation and possible liability. The techniques used to effect unauthorized penetration of computer systems are constantly evolving and have been increasing in sophistication. While we have security measures in place that are designed to protect customer information and prevent data loss and other security breaches, these security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers (which may involve nation states and individuals sponsored by them), employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data or IT systems.

Employees or contractors have introduced vulnerabilities in, and enabled the exploitation of, our IT environments in the past and may do so in the future. These cybersecurity attacks threaten to misappropriate our proprietary information, cause interruptions of our IT services and commit fraud. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely make to address vulnerabilities and security defects. While we endeavor to address all identified vulnerabilities in our products, we must make determinations as to how we prioritize developing and deploying the respective fixes, and we may be unable to do so prior to an attack.

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

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles, the U.S.- EU and U.S.-Swiss Safe Harbor Frameworks, and their successors, the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which established a means for legitimating the transfer of personally identifiable information (PII) by U.S. companies doing business in Europe from the European Economic Area (EEA) and Switzerland to the U.S. However, as a result of the October 6, 2015 EU Court of Justice (ECJ), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, and the July 16, 2020 ECJ judgment in Case C-311/18 (Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems) regarding the adequacy of the Privacy Shield Framework, both frameworks are no longer deemed to constitute a valid method of compliance with restrictions set forth in European law regarding the transfer of data outside of the EEA. The EJC also noted that standard contractual clauses (approved by the European Commission as an adequate personal data transfer mechanism) may not necessarily be relied upon in all circumstances. In addition to other mechanisms, in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). The European Commission and the United Kingdom’s Information Commissioner’s Office have published new standard contractual clauses that are required to be implemented. Following issuance of a U.S. Executive Order, a new framework, the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”) was created as a successor to the Privacy Shield. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the EU-U.S. DPF that allows the transfer of personal data from the UK to the U.S. (the “UK DPF Extension”), is available for companies as a lawful transfer mechanism for personal data transfers to the U.S. from the EEA and UK. The Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”) also has been established, but has not yet been granted an adequacy decision by the Swiss Federal Data Protection and Information Commissioner. We have self-certified to the EU-U.S. DPF, the UK DPF Extension, and the Swiss-U.S. DPF. The EU-U.S. DPF already has been the subject of legal challenge, however, and more generally, these frameworks may be subject to legal challenges from privacy advocacy groups or others. Additionally, the European Commission's adequacy decision regarding the DPF provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations in scope by the European Commission. These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions. We may, among other things, be required to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, the United Kingdom or other regions which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

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

Further to the above, regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the EU’s e-Privacy Directive (which is set to be replaced by a new EU e-Privacy Regulation which will have a “direct effect” in each EU Member State), and the country-specific regulations that implement that directive. These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations. Although we have implemented contracts, diligence programs, policies and procedures designed to address compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, partners, suppliers, data providers or agents will not violate such laws and regulations or our contracts, policies and procedures. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence regulators to enact regulations and laws that may limit our ability to provide certain products and services. For example, numerous jurisdictions, including the EU, are considering laws and regulations that would impose additional data privacy and other compliance requirements on the use of AI and could require us to adjust or limit our product offerings in such jurisdictions.

In the U.S., California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. On November 3, 2020, California passed the California Privacy Rights Act (CPRA), which became effective on January 1, 2023 and amends and expands the CCPA, including the introduction of sensitive personal information as a new regulated dataset in California that is subject to new disclosure and purpose limitation requirements. Additionally, by July 2024, additional states had enacted numerous comprehensive state data privacy laws, requiring businesses to evaluate each law individually for specific compliance requirements and consumer rights, including the following:

●	The Virginia Consumer Data Protection Act (VCDPA) became effective on January 1, 2023;
●	The Colorado Privacy Act and the Connecticut Data Privacy Act both become effective on July 1, 2023;
●	The Utah Consumer Privacy Act became effective on December 31, 2023;
●	Florida's Digital Bill of Rights, Oregon's Consumer Privacy Act, and Texas' Data Privacy and Security Act went into effect on July 1, 2024;
●	Montana's Consumer Data Privacy Act will come into effect on October 1, 2024;
●	Delaware’s Personal Data Privacy Act, Iowa’s Consumer Data Protection Act, Nebraska’s Online Data Privacy Act and New Hampshire’s Privacy Act will come into effect on January 1, 2025;
●	New Jersey’s Privacy Act will come into effect on January 15, 2025;
●	Tennessee’s Information Protection Act will come into effect on July 1, 2025;
●	Minnesota’s Consumer Privacy Act will come into effect on July 31, 2025;
●	Maryland’s Online Data Privacy Act will come into effect on October 1, 2025; and
●	Indiana’s Consumer Data Protection Act and Kentucky’s Consumer Data Protection Act will come into effect on January 1, 2026.

Furthermore, New York enacted the Stop Hacks and Improve Electronic Data Security Act (SHIELD Act), which became effective March 2020 and requires companies with data relating to New Yorkers to adopt comprehensive cybersecurity programs. Aspects of the CCPA, CPRA and other states’ privacy laws remain unclear and we may be required to modify our practices further in an effort to comply with them. These statutes may increase our compliance costs and potential liability.

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

Issues in the development and use of AI may result in reputational or competitive harm or liability.

We are integrating AI into several of our offerings, developed either by us or in collaboration with our strategic partner, OpenAI. We anticipate significant growth in this area. However, like many innovations, AI comes with risks and challenges that could impact its adoption and our business. Potential issues include flawed algorithms or training methods, inadequate or biased datasets, and harmful or illegal content generated by AI systems. Poor AI development or deployment practices could lead to incidents that hinder AI acceptance, cause harm, or result in our products not functioning as intended. Human oversight may be necessary for certain outputs. These challenges, along with other issues related to innovative technologies, could expose us to competitive harm, regulatory actions, legal liabilities (including under new AI regulations in the EU), and reputational damage. Some AI applications raise ethical concerns or have broad societal impacts. If our AI solutions lead to unintended consequences, misuse, or controversy due to their effects on human rights, privacy, employment, or other social, economic, or political issues, we may face reputational harm, negatively affecting our business and financial performance.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 34% of our outstanding capital stock as of June 30, 2024, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 30% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

Protecting our business information, intellectual property, customer and employee data, and technology systems is crucial for our business continuity, regulatory compliance, and stakeholder trust. We have implemented enterprise cybersecurity risk mitigation and governance processes, detailed in our Information Security Protection Program (“Security Plan”). Our strategy is guided by the Security Plan’s principles, which involve monitoring threats and vulnerabilities, assessing and monitoring related controls, and supporting the Chief Information Security Officer (CISO). Our cybersecurity policies, standards, processes, and practices are integrated into our overall risk management system to enhance our ability to protect our operations and information. This includes annual cybersecurity reporting to the board of directors by senior leadership.

We engage third-party providers to conduct evaluations of our security controls, through penetration testing, independent audits or consulting on best practices. These evaluations include testing both the design and operational effectiveness of our security controls.

Our Security Plan

Our Security Plan, developed in collaboration with third-party consultants, aligns with the National Institute of Standards and Technology (NIST) and ISO27001. This program encompasses security and privacy, risk-based controls, and integrates lessons learned from past cybersecurity incidents. Under the Security Plan, cyber risks, including threats and incidents, are continuously assessed, treated, and monitored. We incorporate insights from incident response and risk mitigation into our cyber risk management strategy to enhance overall cybersecurity. The Security Plan is led by specific management positions selected for their expertise, as detailed below.

Following best practices in cyber risk management, we have worked with recognized third-party experts to align the foundational processes, metrics, monitoring, and reporting of the Security Plan with common frameworks such as NIST.

Third-Party Cyber Risk Management

Our Third Party Cyber Risk Management Plan ensures that due diligence is carried out on third parties prior to and during engagement.  Prior to engagement, third parties are assessed using a questionnaire that covers all areas of security including cyber risk and external documentation is requested such as SOC2 T2, penetration testing, and ISO27001 certification and scope. We include security and privacy clauses within our third party contracts where applicable, which cover the implementation of security controls and self reporting. During engagement, third parties are regularly reviewed, at least annually, to ensure that cyber risks are evaluated and assessed on a continual basis.

Cyber Incident Response Plan

Our Incident Response Plan outlines the processes for detecting, identifying, prioritizing, and analyzing information security events. Depending on the incident’s scope, business impact, and potential material risk, our CISO, legal counsel, and business stakeholders are engaged. This cross-functional team assesses the appropriate response and mitigation pathway. Once security events are identified through our enterprise detection and monitoring ecosystem, the Incident Response Plan establishes a prioritization and decision workflow to determine the scope, business impact, and potential material risk, implemented in collaboration with the CISO, legal counsel, and business stakeholders.

Additionally, we have implemented an information security training program for employees, which includes security awareness training on cybersecurity risks, simulated phishing emails, and regular communication about cybersecurity risks.

While we occasionally experience cybersecurity threats and incidents, we are not aware of any material risks from these threats, including from past incidents, that have materially affected or are likely to materially affect our business strategy, financial condition, results of operations, or cash flows. However, there is no assurance that future cybersecurity threats will not have a material impact. For more information on our cybersecurity-related risks, please see “Item 1A. Risk Factors.”

GOVERNANCE

Protecting our customers’ data is a top priority for our board of directors and management team. Our risk management team, integrated into our CIS function, is led by our CISO. This team brings together extensive experience in information security, governance, and compliance, covering areas such as engineering, architecture, cybersecurity, and privacy. They are responsible for defining the program, overseeing cybersecurity governance, and gathering insights to assess, identify, and manage cybersecurity threats, their severity, and mitigations.

Our CISO, who reports to the Chief Financial Officer, leads the company’s technology and digital capabilities, including the overall cybersecurity strategy. Our CISO has over 25 years experience working in the commercial sector within the IT and security environments, across a variety of business verticals. Prior to this was in the Armed Forces working in an IT, telecommunications and security capacity. A member of (ISC)2 and CISSP certified, the CISO understands the security and protection requirements needed for areas such as data protection, PCI/DSS, HIPAA, FedRAMP.

The Audit Committee of our board of directors is charged with oversight of data privacy and cybersecurity risks. Our CISO provide annual updates on cybersecurity risks and related mitigating actions to the Audit Committee, meet with the full board of directors at least annually and inform the Audit Committee immediately if a cybersecurity incident is deemed material. They report to the Audit Committee and the board of directors on compliance and regulatory issues, provide updates concerning continuously-evolving threats and mitigating actions, and present a NIST Cybersecurity Framework Scorecard. Additionally, the CISO discusses and presents strategies to address technological changes, such as AI. In overseeing cybersecurity risks, the Audit Committee focuses on aggregated, thematic issues with a risk-based approach. Oversight of cybersecurity risk incorporates strategy metrics, third-party assessments, and internal audit and controls. Outside counsel advises the board of directors on best practices for cybersecurity oversight by the board of directors, and the evolution of that oversight over time. Management also reports on strategic key risk indicators, ongoing initiatives, and significant incidents and their effect.

ITEM 2. PROPERTIES

We lease all facilities used in our business as of June 30, 2024. Our corporate headquarters is located in Sunnyvale, California, and we also have corporate offices in Newbury, England, and Pune, India. We believe that our offices are adequate to meet our current and near future operating needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, consolidated operating results, or consolidated financial condition. In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.

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

Holders

As of June 30, 2024, there were approximately 133 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

Share Repurchases

On November 14, 2022, our board of directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. On May 31, 2024, our board of directors authorized a $20.0 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $20.0 million to $40.0 million of its outstanding common stock. As of June 30, 2024, approximately $17.0 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The stock repurchase program has been extended until the earlier of (i) the date the aggregate amount of shares that can be repurchased under the stock repurchase program have been repurchased and (ii) the date the board of directors decides to terminate the stock repurchase program. The stock repurchase program does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows.

The following table summarizes the stock repurchase activity for the three months ended June 30, 2024, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
April 1, 2024 to April 30, 2024	493,576	$6.30	493,576	$2,600
May 1, 2024 to May 31, 2024	403,511	$6.29	403,511	$20,060
June 1, 2024 to June 30, 2024	500,054	$6.18	500,054	$16,969
Total	1,397,141		1,397,141

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index for each of the last five fiscal years ended June 30, 2024, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index assume no dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	6/30/2019	6/30/2020	6/30/2021	6/30/2022	6/30/2023	6/30/2024
eGain Corporation	$ 100.00	$ 136.49	$ 141.03	$ 119.78	$ 92.01	$ 77.52
Nasdaq Composite	$ 100.00	$ 126.66	$ 184.36	$ 141.17	$ 178.08	$ 230.80
S&P Software & Services Select Industry Index	$ 100.00	$ 116.76	$ 180.35	$ 117.23	$ 141.16	$ 160.31

Equity Compensation Plan Information

See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plan.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

eGain automates customer engagement with an AI knowledge hub SaaS solution. We sell to enterprises who want to better serve customers at scale by delivering trusted answers across self-service, contact centers, and field staff. True to our mantra of AX + BX + CX = DX™, our AI knowledge hub orchestrates effortless Digital eXperience (DX) as it assists Agent eXperience (AX), empowers Business eXperience (BX) and assures Customer eXperience (CX). Many global brands use eGain to improve experience and reduce costs. We are headquartered in the Sunnyvale, California, United States. We also operate in the United Kingdom and India.

We have transitioned from a hybrid model, where we sold both SaaS and perpetual license solutions, to a SaaS only business model. As we migrated our legacy perpetual license clients to SaaS, we expect our legacy revenue, primarily comprising annual maintenance and support fees for legacy perpetual license clients to continue to decline to a non-significant amount in our SaaS business.

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

SaaS Revenue

With our transition to a SaaS only business model, we believe SaaS revenue better reflects our business momentum and to analyze progress and thus, we disaggregate our subscription revenue growth between:

●	SaaS revenue, which is defined as revenue from cloud delivery arrangements, term licenses and embedded original equipment manufacturer (OEM) royalties and associated support; and
●	Legacy revenue, which is defined as revenue, maintenance and support contracts on perpetual license arrangements that we no longer sell.

The following table presents a break out of subscription revenue between SaaS and legacy revenues for each of the following periods:

	Fiscal Year Ended June 30
	2024	2023	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$84,874	$89,619	$(4,745)	(5)%
Legacy revenue	208	705	(497)	(70)%
Total subscription revenue	$85,082	$90,324	$(5,242)

SaaS and Professional Services Revenue

As we have shifted to a SaaS only business model, substantially all of professional services revenue is now generated from our SaaS customer base. We believe the combination of SaaS and professional services revenue is a useful measure to value our business on a forward-looking basis.

The following table presents total SaaS and professional services revenue for each of the following periods:

	Fiscal Year Ended June 30
	2024	2023	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$84,874	$89,619	$(4,745)	(5)%
Professional services	7,721	7,687	34	0%
Total SaaS and professional services revenue	$92,595	$97,306	$(4,711)

Non-GAAP Operating Income

Non-GAAP operating income is defined as income from operations, adjusted for the impact of stock-based compensation expense.

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

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Fiscal Year Ended June 30
	2024	2023
Income from operations	$5,971	$1,389
Add:
Stock-based compensation	4,529	6,246
Non-GAAP income from operations	$10,500	$7,635

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

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, provision for credit losses, the valuation of goodwill, the valuation of deferred tax allowance, and legal contingencies have the greatest potential impact on our consolidated financial statements. We evaluate these estimates on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that have not yet been recognized, and include billed deferred revenue, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenue, as well as unbilled amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of June 30, 2024, our remaining performance obligations were $78.4 million, of which we expect to recognize $60.4 million and $18 million as revenue within one year and beyond one year, respectively.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option lives. We determine the appropriate measure of expected volatility by reviewing historic volatility in the share price of our common stock, as adjusted for certain events that management deems to be non-recurring and non-indicative of future events. We base our estimate of expected life on the historical exercise behavior, cancellations of all past option grants made by us during the time period in which our common stock has been publicly traded, the contractual term, the vesting period and the expected remaining term of the option. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate for our stock options. We record additional expense if the actual forfeiture rate is lower than we estimated and record a recovery of prior expense if the actual forfeiture rate is higher than what we estimated.

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no impairment for fiscal years ended June 30, 2024 and 2023.

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

Tax Legislation

Under the Tax Cuts and Jobs Act, enacted on December 22, 2017 (TCJA), federal Net Operating Losses (NOLs) incurred in 2018 and in future years may be carried forward indefinitely, but generally may not be carried back, and the deductibility of such NOLs is limited to 80% of taxable income.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law and is effective for taxable years beginning after December 31, 2022. The IRA includes multiple incentives to promote clean energy with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. These measures may affect our consolidated financial statements and we will continue to evaluate the applicability and effect of the IRA as more guidance is issued. In 2024, California enacted legislation, with the first being S.B.167, which suspends the use of NOLs by businesses and individuals for tax years 2024 through 2026, limits the use of tax credits by businesses and individuals to $5 million for tax years 2024 through 2026, and clarifies that income not included in apportionable business income is excluded from the sales factor of the apportionment formula. The second, S.B.175, provides some relief from the $5 million credit limitation in S.B. 167 by allowing taxpayers subject to the limit to elect to later receive a refund of credits they would have otherwise used to reduce tax liabilities during the limitation period.

Fiscal Year 2024 Compared with Fiscal Year 2023

Our effective tax rate for both fiscal years 2024 and 2023 was a tax provision of $1.9 million and $1.2 million, respectively. The change in our effective tax rate for fiscal year 2024 as compared to fiscal year 2023 was primarily due to the change in valuation allowance, foreign rate differential, Section 267, stock-based compensation and the research and development tax credits.

The income before income tax provision between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution and customer demand related to our products and services. In fiscal year 2024, our U.S. and foreign income before our income tax provision was an income of $6.2 million and $3.5 million, respectively. In fiscal year 2023, our U.S. and foreign income before our income tax was loss of $460,000 and income of $3.8 million, respectively.

Deferred Tax Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of June 30, 2024, we had a valuation allowance of approximately $35.6 million of which approximately $13.8 million was attributable to U.S. and state net operating losses and domestic research and development credit carryforwards.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States, on the basis of estimates, that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestments of those subsidiary earnings. We have not recorded a deferred tax liability related to state income taxes and foreign withholding taxes on approximately $26.2 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	2024	2023
Revenue:
Subscription	92%	92%
Professional services	8	8
Total revenue	100	100
Cost of revenue:
Cost of subscription	21	19
Cost of professional services	9	9
Total cost of revenue	30	28
Gross profit	70	72
Operating Expenses:
Research and development	29	28
Sales and marketing	24	32
General and administrative	11	11
Total operating expenses	64	71
Income from operations	6%	1%

Revenue

We classify our revenue into two categories; subscription and professional services revenue. We further break down subscription revenue into SaaS revenue and legacy revenue, with SaaS revenue being a key metric.

The following table presents our subscription and professional services revenue during the fiscal years indicated:

	Fiscal Year Ended June 30,
	2024	2023	Change

Revenue	(in thousands, except percentages)
Subscription	$85,082	$90,324	$(5,242)	(6)%
Professional services	7,721	7,687	34	0%
Total revenue	$92,803	$98,011	$(5,208)

Total Revenue

Total revenue decreased $5.2 million during the fiscal year ended June 30, 2024, from the same period in fiscal year 2023, largely due to decreased SaaS revenue of $4.7 million and our legacy revenue of $500,000; partially offset by an increase in professional services revenue of $34,000 in fiscal year 2024.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $1.0 million and $2.4 million in total revenue during the fiscal years ended June 30, 2024 and 2023, respectively.

Subscription Revenue

SaaS Revenue

	Fiscal Year Ended June 30,

	2024	2023	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$84,874	$89,619	$(4,745)	(5)%
Percentage of total revenue	91%	91%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenues from SaaS decreased by $4.7 million during the fiscal year ended June 30, 2024, from the same period in fiscal year 2023.

SaaS revenue was $84.9 million and $89.6 million during the fiscal years ended June 30, 2024 and 2023, respectively, which represented a decrease of 5% or $4.7 million. SaaS revenue represents 91% of total revenue for the fiscal years ended June 30, 2024 and 2023.

Excluding an increase of $965,000 due to foreign exchange rate fluctuation, SaaS revenue decreased by $5.7 million during the fiscal year ended June 30, 2024, from the same period in fiscal year 2023.

Legacy Revenue

	Fiscal Year Ended June 30,

	2024	2023	Change

Revenue	(in thousands, except percentages)
Legacy revenue	$208	$705	$(497)	(70)%
Percentage of total revenue	-%	1%

Legacy revenue is associated with license, maintenance and support contracts on perpetual license arrangements that we no longer sell. We experienced a decrease of $497,000 for the fiscal year ended June 30, 2024. This decrease was primarily due to our focus on migrating our legacy customers to SaaS.

Legacy revenue was $208,000 and $705,000 during the fiscal years ended June 30, 2024 and 2023, respectively, which represented a decrease of 70% or $497,000. Legacy revenue represents 0% and 1% of total revenue for the fiscal years ended June 30, 2024 and 2023, respectively.

Excluding an increase of $14,000 due to foreign exchange rate fluctuation, legacy revenue decreased by $511,000 during the fiscal year ended June 30, 2024, from the same period in fiscal year 2023.

Professional Services Revenue

	Fiscal Year Ended June 30,
	2024	2023	Change

Revenue	(in thousands, except percentages)
Professional services revenue	$7,721	$7,687	$34	0%
Percentage of total revenue	8%	8%

Professional services revenue includes consulting, implementation, training, and managed services. Revenues from professional services increased by $34,000 and remained flat at $7.7 million during the fiscal year ended June 30, 2024. Professional services revenue represents 8% of total revenue for the fiscal years ended June 30, 2024 and 2023.

Excluding an increase of $62,000 due to foreign exchange rate fluctuation, professional services revenues decreased by $28,000 during the fiscal year ended June 30, 2024, from the same period in fiscal year 2023.

Revenue by Geography

	Fiscal Year Ended June 30,
	2024	2023	Change

Revenue	(in thousands, except percentages)
North America	$72,611	$76,375	$(3,764)	(5)%
Europe, Middle East, & Africa	20,192	21,636	(1,444)	(7)%
Total revenue	$92,803	$98,011	$(5,208)

Revenue from North America sales decreased by 5% from $76.4 million during the fiscal year ended June 30, 2023 to $72.6 million during the fiscal year ended June 30, 2024 due to decreases of (i) $3.6 million in SaaS revenue and (ii) $392,000 in legacy revenue; partially offset by the increase of $224,000 in professional service revenue.

Revenue from EMEA sales decreased by 7% from $21.6 million during the fiscal year ended June 30, 2023 to $20.2 million during the fiscal year ended June 30, 2024 due to decreases of (i) $1.1 million in SaaS revenue, (ii) $190,000 in professional services revenue, and (iii) $106,000 in legacy revenue.

Cost of Revenue

	Fiscal Year Ended June 30,
	2024	2023	Change

Cost of revenue	(in thousands, except percentages)
Subscription	$19,514	$18,677	$837	4%
Professional services	8,078	8,638	(560)	(6)%
Total cost of revenue	$27,592	$27,315	$277
Percentage of total revenue	30%	28%
Gross margin	70%	72%

Subscription

Cost of subscription revenues consist primarily of expenses related to our cloud services and support provided to customers.  These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of subscription revenues increased by $837,000 or 4% during the fiscal year ended June 30, 2024 from the same period in fiscal year 2023. The increase is primarily due to an increase in personnel related costs of $1.3 million; partially offset by a decrease in (i) outside consulting cost of $390,000 and (ii) cloud computing cost of $158,000 during the fiscal year ended June 30, 2024, from the same period in fiscal year 2023.

Excluding an increase of $45,000 due to foreign exchange rate fluctuation, cost of subscription revenues increased by $793,000 during the fiscal year ended June 30, 2024, from the same period in fiscal year 2023.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased by $560,000 or 6% during the fiscal year ended June 30, 2024 from the same period in fiscal year 2023. This decrease is due to a decrease in personnel-related costs of $560,000 from the same period in fiscal year 2023.

Excluding an increase of $74,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $634,000 for the fiscal year ended June 30, 2024, from the same period in fiscal year 2023.

Operating Expenses

Research and Development

	Fiscal Year Ended June 30,
	2024	2023	Change

	(in thousands, except percentages)
Research and development	$26,626	$27,300	$(674)	(2)%
Percentage of total revenue	29%	28%

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

Research and development expense decreased by $674,000 or 2% during the fiscal year ended June 30, 2024, from the same period in fiscal year 2023. The decrease is primarily due to decreases in (i) $470,000 in personnel-related costs and (ii) $268,000 in outside consulting costs.

Excluding an increase of $64,000 due to foreign exchange rate fluctuation, research and development expense decreased by $738,000 for the fiscal year ended June 30, 2024, from the same period in fiscal year 2023.

Sales and Marketing

	Fiscal Year Ended June 30,
	2024	2023	Change

	(in thousands, except percentages)
Sales and marketing	$22,115	$31,707	$(9,592)	(30)%
Percentage of total revenue	24%	32%

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

Sales and marketing expenses decreased by $9.6 million or 30% during the fiscal year ended June 30, 2024 from same period in fiscal year 2023. The decrease is primarily due to a decrease of (i) $8.4 million in personnel-related costs and (ii) $1.2 million in marketing program costs.

Excluding an increase of $376,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased $10.0 million for the fiscal year ended June 30, 2024, from the same period in fiscal year 2023.

General and Administrative

	Fiscal Year Ended June 30,
	2024	2023	Change

	(in thousands, except percentages)
General and administrative	$10,499	$10,300	$199	2%
Percentage of total revenue	11%	11%

General and administrative expense primarily consists of personnel-related expenses directly associated with our finance, human resources, administrative and legal personnel. Included in these costs are salaries, benefits, bonuses, and stock-based compensation and allocated overhead. General and administrative expenses also include fees for professional services, provision for credit losses and, to a lesser extent, occupancy costs and related overhead.

General and administrative expense increased by $199,000 or 2% during the fiscal year ended June 30, 2024, from the same period in fiscal year 2023. The increase is primarily due to an increase in (i) $829,000 in legal expenses and (ii) $154,000 in accounting, audit, and administrative expenses; partially offset by decreases of (i) $526,000 in personnel-related expenses, (ii) $175,000 in bad debt expense, (iii) $150,000 in outside consulting cost and (iv) $2,000 in investor relations expense.

Excluding an increase of $68,000 due to foreign exchange rate fluctuation, general and administrative expense increased $131,000 for the fiscal year ended June 30, 2024, from the same period in fiscal year 2023.

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

The effect of recording stock-based compensation for fiscal year 2024 and 2023 is as follows:

	Fiscal Year Ended June 30,
	2024	2023

Stock-based compensation by type of award	(in thousands)
Stock options	$3,348	$5,847
Restricted stock units	819	—
Employee stock purchase plan	362	399
Total stock-based compensation	$4,529	$6,246

Determining the fair value of the equity-based payment awards at the grant date required significant judgment and the use of estimates, particularly surrounding the Black-Scholes valuation assumptions such as stock price volatility and expected option term.

Below is a summary of stock-based compensation included in the cost and expenses:

	Fiscal Year Ended June 30,
	2024	2023	Change

	(in thousands, except percentages)
Cost of revenue	$1,237	$1,469	$(232)	(16)%
Research and development	1,424	1,970	(546)	(28)%
Sales and marketing	645	997	(352)	(35)%
General and administrative	1,223	1,810	(587)	(32)%
Total stock-based compensation	$4,529	$6,246	$(1,717)	(27)%

Stock-based compensation expense includes the amortization of the fair value primarily of stock options awarded to employees, members of our board of directors and consultants. The fair value of stock options granted is recognized as an expense over their respectable vesting schedule. The decrease in our stock-based compensation expense in fiscal year 2024 compared to fiscal year 2023 was primarily due to decreases in stock option vesting over their respectable periods, company-wide headcount, and option grant activity.

We expect to review our share-based payment awards annually, as necessary.

Income from Operations

	Fiscal Year Ended June 30,
	2024	2023	Change

	(in thousands, except percentages)
Income from operations	$5,971	$1,389	$4,582
Operating margin	6%	1%

Results from operations was income of $6 million in fiscal year 2024, compared to income of $1.4 million in fiscal year 2023. We recorded a positive operating margin of 6% in fiscal year 2024, and a positive operating margin of 1% in fiscal year 2023.

During the fiscal year ended June 30, 2024, SaaS revenue decreased by $4.7 million to $84.9 million compared to $89.6 million in fiscal year 2023.

The decrease in total costs and operating expenses in fiscal year ended June 30, 2024 was $10.1 million primarily due to decreases of (i) $8.6 million in personnel-related expenses, (ii) $1.2 million in outside consulting costs, (iii) $1.2 million in marketing costs,  (iv) $175,000 in bad debt expenses, (v) $158,000 in cloud computing costs , and (vi) $2,000 in investor relations cost; partially offset with increases in (i) $829,000 in legal expense and (ii) $154,000 in accounting and administrative services expenses.

Excluding a decrease from foreign exchange fluctuation of $627,000, total costs and operating expenses decreased by $10.4 million for the fiscal year ended June 30, 2024, from the same period in fiscal year 2023.

Interest Income

Interest income consists primarily of interest earned on money market accounts, which have increased in rates compared to prior year. Interest income, was income of $3.8 million and $2.4 million for the fiscal years ended June 30, 2024 and 2023, respectively.

Other Expense, Net

Other expense, net primarily included foreign exchange rate fluctuations on international trade receivables. Other expense, net was $51,000 and $434,000 for the fiscal years ended June 30, 2024 and 2023, respectively.

Income Tax Provision

Provision for income taxes consists of federal, state and foreign income taxes. Due to the current economic state of the U.S. economy, expiring tax attributes and uncertainty of future profitability, we maintain a valuation allowance against U.S. deferred tax assets as of June 30, 2024. We consider all available evidence, both positive and negative, including but not limited to earnings history, expiring attributes, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded an income tax provision of $1.9 million and $1.2 million in the fiscal years ended June 30, 2024 and 2023, respectively.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity were cash and cash equivalents, and accounts receivable, net. Our liquidity sources were $101.7 million compared to $104.8 million as of June 30, 2024 and 2023, respectively. Our cash, cash equivalents, and restricted cash were $70.0 million and $73.2 million as of June 30, 2024 and 2023, respectively.

Our working capital was $44.5 million and $46.1 million as of June 30, 2024 and 2023, respectively. Our deferred revenue was $49.3 million and $49.9 million as of June 30, 2024 and 2023, respectively.

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

Cash Flows

For the fiscal years ended June 30, 2024 and 2023, our cash flows were as follows (in thousands):

	Fiscal Year Ended June 30,
	2024	2023
Net cash provided by operating activities	$12,454	$4,621
Net cash used in investing activities	(198)	(288)
Net cash used in financing activities	(15,391)	(4,079)

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including costs capitalized to obtain revenue contracts, amortization of right-of-use assets, and changes in operating assets and liabilities during the year.

Cash provided by operating activities increased by $7.8 million during the fiscal year ended June 30, 2024, driven primarily by the increase in net income and timing of accounts receivable collections and accrued compensation payments.

Net cash used in investing activities decreased by $90,000 during the fiscal year ended June 30, 2024, driven primarily by reduced activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash used in financing activities increased by $11.3 million during the fiscal year ended June 30, 2024. The changes consist primarily of proceeds from the exercise of employee stock options, our employee stock purchase plan, and funds used with repurchases of our common stock of approximately $11.5 million.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases.

The following table summarizes our contractual obligations as of June 30, 2024 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

	Total	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	4,852	3,044	556	1,252
Total	$4,852	$3,044	$556	$1,252

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of June 30, 2024 and 2023 totaled approximately $24.9 million and $20.8 million, respectively. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.5 million between June 30, 2024 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar and the Euro, the British Pound and the Indian Rupee. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between June 30, 2024 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Corporation

Consolidated Financial Statements

As of June 30, 2024 and 2023 and for the years ended June 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eGain Corporation and subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2024 and the related notes and financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

September 12, 2024

EGAIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$70,003	$73,201
Restricted cash	8	7
Accounts receivable, less provision for credit losses of $59 and $237 as of June 30, 2024 and 2023, respectively	31,731	31,569
Costs capitalized to obtain revenue contracts, net	1,272	1,317
Prepaid expenses	2,915	2,466
Other current assets	1,195	1,268
Total current assets	107,124	109,828
Property and equipment, net	441	633
Operating lease right-of-use assets	3,811	2,797
Costs capitalized to obtain revenue contracts, net of current portion	1,779	2,318
Goodwill	13,186	13,186
Other assets, net	1,511	1,355
Total assets	$127,852	$130,117
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,725	$2,044
Accrued compensation	7,642	7,697
Accrued liabilities	5,078	5,387
Operating lease liabilities	1,179	832
Deferred revenue	45,989	47,762
Total current liabilities	62,613	63,722
Deferred revenue, net of current portion	3,280	2,101
Operating lease liabilities, net of current portion	2,592	1,762
Other long-term liabilities	871	836
Total liabilities	69,356	68,421
Commitments and contingencies (Note 7 and 8)
Stockholders’ equity:
Common stock, $0.001 par value – authorized: 60,000 shares; issued: 32,698 and 32,268 shares; outstanding: 29,160 and 31,482 shares as of June 30, 2024 and 2023, respectively	33	32
Additional paid-in capital	407,416	401,087
Treasury stock, at cost: 3,538 and 786 common shares as of June 30, 2024 and 2023, respectively.	(23,031)	(5,763)
Notes receivable from stockholders	(21)	(97)
Accumulated other comprehensive loss	(2,240)	(2,122)
Accumulated deficit	(323,661)	(331,441)
Total stockholders’ equity	58,496	61,696
Total liabilities and stockholders’ equity	$127,852	$130,117

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2024	2023
Revenue:
Subscription	$85,082	$90,324
Professional services	7,721	7,687
Total revenue	92,803	98,011
Cost of revenue:
Cost of subscription	19,514	18,677
Cost of professional services	8,078	8,638
Total cost of revenue	27,592	27,315
Gross profit	65,211	70,696
Operating expenses:
Research and development	26,626	27,300
Sales and marketing	22,115	31,707
General and administrative	10,499	10,300
Total operating expenses	59,240	69,307
Income from operations	5,971	1,389
Interest income	3,798	2,401
Other expense, net	(51)	(434)
Income before income tax provision	9,718	3,356
Provision for income taxes	(1,938)	(1,247)
Net income	$7,780	$2,109
Per share information:
Earnings per share:
Basic	$0.25	$0.07
Diluted	$0.25	$0.06
Weighted-average shares used in computation:
Basic	30,840	31,959
Diluted	31,468	32,799
Summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$1,237	$1,469
Research and development	1,424	1,970
Sales and marketing	645	997
General and administrative	1,223	1,810
Total stock-based compensation	$4,529	$6,246

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended June 30,
	2024	2023
Net income	$7,780	$2,109
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(118)	565
Total comprehensive income	$7,662	$2,674

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Notes	Accumulated
			Additional			Receivable	Other		Total
	Common Stock		Paid-in	Treasury Stock		From	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
BALANCES AS OF JULY 1, 2022	31,930	$32	$393,157	—	$—	$(95)	$(2,687)	$(333,550)	$56,857
Interest on stockholders’ notes	—	—	—	—	—	(2)	—	—	(2)
Issuance of common stock upon exercise of stock options	180	—	610	—	—	—	—	—	610
Issuance of common stock in connection with employee stock purchase plan	158	—	1,074	—	—	—	—	—	1,074
Repurchase of common stock	(786)	—	—	786	(5,763)				(5,763)
Stock-based compensation	—	—	6,246	—	—	—	—	—	6,246
Foreign currency translation adjustments	—	—	—	—	—	—	565	—	565
Net income	—	—	—	—	—	—	—	2,109	2,109
BALANCES AS OF JUNE 30, 2023	31,482	32	401,087	786	(5,763)	(97)	(2,122)	(331,441)	61,696
Interest on stockholders’ notes	—	—	—	—	—	(1)	—	—	(1)
Repayment on stockholders’ notes	—	—	—	—	—	77	—	—	77
Issuance of common stock upon exercise of stock options	260	1	861	—	—	—	—	—	862
Issuance of common stock in connection with employee stock purchase plan	170	—	939	—	—	—	—	—	939
Repurchase of common stock	(2,752)	—	—	2,752	(17,268)				(17,268)
Stock-based compensation	—	—	4,529	—	—	—	—	—	4,529
Foreign currency translation adjustments	—	—	—	—	—	—	(118)	—	(118)
Net income	—	—	—	—	—	—	—	7,780	7,780
BALANCES AS OF JUNE 30, 2024	29,160	$33	$407,416	3,538	$(23,031)	$(21)	$(2,240)	$(323,661)	$58,496

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$7,780	$2,109
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	1,499	1,529
Amortization of right-of-use assets	1,098	1,142
Depreciation and amortization	387	490
Provision for credit losses	93	260
Deferred income taxes	91	(584)
Stock-based compensation	4,529	6,246
Gain on disposal of property and equipment	—	(9)
Changes in operating assets and liabilities:
Accounts receivable	(261)	(4,508)
Costs capitalized to obtain revenue contracts	(917)	(462)
Prepaid expenses	(453)	164
Other current assets	67	(384)
Other non-current assets	(317)	71
Accounts payable	682	326
Accrued compensation	(46)	(1,068)
Accrued liabilities	(306)	405
Deferred revenue	(578)	(60)
Operating lease liabilities	(936)	(1,075)
Other long-term liabilities	42	29
Net cash provided by operating activities	12,454	4,621
Cash flows from investing activities:
Purchases of property and equipment	(198)	(288)
Net cash used in investing activities	(198)	(288)
Cash flows from financing activities:
Interest on stockholder notes	(1)	—
Repayment of stockholder notes	77	—
Proceeds from exercise of stock options	862	610
Proceeds from employee stock purchase plan	939	1,074
Repurchases of common stock	(17,268)	(5,763)
Net cash provided by (used in) financing activities	(15,391)	(4,079)
Effect of exchange rate differences on cash and cash equivalents	(62)	774
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,197)	1,028
Cash, cash equivalents and restricted cash at beginning of year	73,208	72,180
Cash, cash equivalents and restricted cash at end of year	$70,011	$73,208

Supplemental cash flow disclosures:
Cash paid for taxes	$1,805	$1,701
ROU assets and lease liabilities recognized from lease modification	$2,141	$91

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

We evaluate our significant estimates, including those related to revenue recognition, provision for credit losses, valuation of stock-based compensation, valuation of long-lived assets, valuation of deferred tax assets, and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates.”

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in “other expense, net” in the consolidated statements of operations, and resulted in a loss of $98,000 and $470,000, in fiscal years ended June 30, 2024 and 2023, respectively.

Cash and Cash Equivalents, Restricted Cash and Investments

We consider all highly liquid investments with an original purchase to maturity date of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. As of June 30, 2024 and 2023, we did not have any short-term or long-term investments.

Cash earmarked for a specific purpose and therefore not available for immediate and general use by the Company is considered restricted cash. Expected usage of restricted cash within one year is classified as a current asset; expected usage more than a year is considered a non-current asset. As of June 30, 2024 and 2023, our restricted cash was nominal and expected to be used within one year.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are deposited with high credit quality institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheets. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk. Our cash, cash equivalents and restricted cash were $70.0 million as of June 30, 2024 and exceeded the FDIC (Federal Deposit Insurance Corporation) limits.

Our customer base extends across many different industries and geographic regions. Revenue is allocated to individual countries and geographic region by customer, based on where the product is shipped to and location of services performed. One customer, who is also a partner, accounted for 18% and 20% of total revenue for the years ended June 30, 2024 and 2023, respectively.

We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established a provision for credit losses based upon factors surrounding the credit risk of customers, historical trends and other information. Four partners and customers accounted for a range of 12% to 22% of accounts receivable as of June 30, 2024. A set of different three partners and customers accounted for a range of 18% to 22% of accounts receivable as of June 30, 2023.

Accounts Receivable and Provision for Credit Losses

We extend unsecured credit to our customers on a regular basis. Our accounts receivable are derived from revenue earned from customers and are not interest bearing. We also maintain a provision for credit losses to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we made different judgments or utilized different estimates, material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented. We write off a receivable after all collection efforts have been exhausted and the amount is deemed uncollectible. Recovered written off receivables are recorded as they occur.

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables (contract assets) are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $3.6 million and $1.7 million as of June 30, 2024 and 2023, respectively, and are included in the accounts receivable, less provision for credit losses, balance on the accompanying consolidated balance sheets.

Our accounts receivable, net balance was $31.7 million and $31.6 million as of June 30, 2024 and 2023, respectively. Our combined contract liabilities, which consist of both current and non-current deferred revenue for which we have an obligation to transfer services to customers and have received considerations in advance or the amount is due from customers, balance was $49.3 million and $49.9 million as of June 30, 2024 and 2023, respectively.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment for fiscal years ended June 30, 2024 and 2023.

Impairment of Long-Lived Assets

We review long-lived assets for impairment, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During fiscal years ended June 30, 2024 and 2023, we did not have any such impairment losses.

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

The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue contracts in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the years ended June 30, 2024 and 2023.

During the fiscal years ended June 30, 2024 and 2023, we capitalized $917,000 and $462,000 of costs to obtain revenue contracts, respectively, and amortized $1.5 million to sales and marketing expense each period. Capitalized costs to obtain revenue contracts, net of accumulated amortization were $3.1 million and $3.6 million as of June 30, 2024 and 2023, respectively.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2024 and 2023 were $180,000 and $686,000, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term. Stock-based compensation expense for employee and non-employee awards is recognized as expense over the requisite service period, which is generally in line with the vesting period, net of expected forfeitures. Stock-based compensation expense consists of expenses for stock options and restricted stock units (RSUs) granted under our Amended and Restated 2005 Management Stock Option Plan, our Amended and Restated 2005 Stock Incentive Plan, and our 2017 Employee Stock Purchase Plan (ESPP).

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance, our future investment plans, and the uncertainty in the current market and economic environment, we have provided a full valuation allowance against our net deferred tax assets. For the legacy eGain business in the United Kingdom, based on the positive evidence, the Company has determined it would be able to utilize the deferred tax assets and does not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the change in valuation allowance, stock-based compensation, Section 267 inclusion, research and development tax credits, and our foreign operations.

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

As of June 30, 2024, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. The Company has not identified a change in ownership as of June 30, 2024 that would significantly limit the net operating loss carryovers.

Comprehensive Income

We report comprehensive income and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income for each of the two years in the year ended June 30, 2024 is shown in the accompanying consolidated statements of comprehensive income. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets as of June 30, 2024 and 2023 consists of accumulated foreign currency translation adjustments.

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted average number of shares is increased by stock options in-the-money and shares issuable for RSUs subject to service-based vesting requirements to calculate diluted earnings per share.

The following table represents the calculation of basic and diluted earnings per common share (in thousands, except per share data):

	Years Ended June 30,
	2024	2023
Net income	$7,780	$2,109
Per share information:
Earnings per share:
Basic	$0.25	$0.07
Diluted	$0.25	$0.06
Weighted-average shares used in computation:
Basic	30,840	31,959
Diluted	31,468	32,799

Weighted average options to purchase 3,479,718 and 3,582,284 shares of common stock as of June 30, 2024 and 2023, respectively, were not included in the computation of diluted net income per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

Information relating to our geographic areas for the fiscal years ended June 30, 2024 and 2023 is as follows (in thousands):

	Total	Income	Long-Lived
	Revenue	from Operations	Assets
Year ended June 30, 2024:
North America	$72,611	$6,355	$216
Europe, Middle East, & Africa	20,192	6,050	81
Asia Pacific	—	(6,434)	144
	$92,803	$5,971	$441
Year ended June 30, 2023:
North America	$76,375	$1,976	$358
Europe, Middle East, & Africa	21,636	5,830	131
Asia Pacific	—	(6,417)	144
	$98,011	$1,389	$633

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

Professional Services Revenue

Professional services revenue includes system implementation, consulting, training, and managed services. The transaction price is allocated to various performance obligations based on their SSP. Revenue allocated to each performance obligation is recognized at the earlier of satisfaction of discrete performance obligations, or as work is performed on a time and material basis. Managed services include a comprehensive set of processes and activities that range from implementation to monitoring the evolution and support of eGain solutions in a company. Our consulting and implementation service contracts are bid either on a time-and-material basis or on a fixed-fee basis. Managed services contracts are bid on a time-

and-material basis. Fixed fees are generally paid upon milestone billing or customer acceptance at pre-determined points in the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

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

2. BALANCE SHEET COMPONENTS

Property and equipment, net consists of the following:

	As of June 30,
	2024	2023

	(in thousands)
Computers and equipment	$3,496	$3,886
Furniture and fixtures	878	963
Leasehold improvements	688	655
Total	5,062	5,504
Accumulated depreciation and amortization	(4,621)	(4,871)
Property and equipment, net	$441	$633

Depreciation and amortization expense was $387,000 and $490,000 for the fiscal years ended June 30, 2024 and 2023, respectively. Disposed property and equipment, which were substantially fully-depreciated, were $625,000 and $516,000 for the fiscal years ended June 30, 2024 and June 30, 2023, respectively.

Accrued compensation consists of the following:

	As of June 30,
	2024	2023

	(in thousands)
Accrued bonuses	$3,007	$3,068
Accrued vacation	2,804	2,715
Payroll and other employee related costs	1,325	1,688
Accrued commissions	506	226
Accrued compensation	$7,642	$7,697

Accrued liabilities consists of the following:

	As of June 30,
	2024	2023

	(in thousands)
VAT liability	$920	$927
Sales tax payable	425	1,017
Customer advances	132	109
Accrued other liabilities	3,601	3,334
Accrued liabilities	$5,078	$5,387

3. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our subscription and professional services revenue during the fiscal years ended June 30, 2024 and 2023, respectively:

	Fiscal Year Ended June 30,
	2024	2023

	(in thousands)
Revenue:
SaaS revenue	$84,874	$89,619
Legacy revenue	208	705
Total subscription	85,082	90,324
Professional services	7,721	7,687
Total revenue	$92,803	$98,011

The following table presents our revenue recognized over-time and at a point-in-time during the fiscal years ended June 30, 2024 and 2023, respectively:

	Fiscal Year Ended June 30,
	2024	2023

	(in thousands)
Revenue:
Over-time	$81,415	$86,066
Point-in-time	11,388	11,945
Total revenue	$92,803	$98,011

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

	Fiscal Year Ended June 30,
	2024	2023

	(in thousands)
Revenue:
North America	$72,611	$76,375
Europe, Middle East, & Africa	20,192	21,636
Total revenue	$92,803	$98,011

Contract Balances

Contract assets, if any, consist of unbilled receivables for completed performance obligations which have not been invoiced, and for which we do not have an unconditional right to consideration. Unbilled receivables are included in accounts receivable, less provision for credit losses on our consolidated balance sheets. Contract liabilities consist of deferred revenue for which we have an obligation to transfer services to customers and have received consideration in advance or the amount is due from customers. Once the obligations are fulfilled, then deferred revenue is recognized to revenue in the respective period.

The following table presents the changes in contract liabilities (in thousands):

	Balance as of June 30, 2024 ($)	Balance as of June 30, 2023 ($)
Contract liabilities:
Deferred revenue	45,989	47,762
Deferred revenue, net of current portion	3,280	2,101

$36.2 million of deferred revenue as of June 30, 2023 was recognized as revenue during the fiscal year ended June 30, 2024. $38.2 million of deferred revenue as of June 30, 2022 was recognized as revenue during the fiscal year ended June 30, 2023.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include billed deferred revenue, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenue, as well as unbilled amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of June 30, 2024, our remaining performance obligations were $78.4 million of which we expect to recognize $60.4 million and $18 million as revenue within one year and beyond one year, respectively.

4. INCOME TAXES

Income before income tax provision consisted of the following (in thousands):

	Fiscal Year Ended June 30,
	2024	2023
United States	$6,248	$(460)
Foreign	3,470	3,816
Income before income tax provision	$9,718	$3,356

The reconciliation of income tax expense at the statutory federal income tax rate and the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended June 30,
	2024	2023

Federal statutory income tax rate	$(2,041)	$(705)
Current state taxes, net of federal benefit	632	1,152
Foreign rate differential	(292)	559
Research and development credits	599	747
Foreign withholding tax	(23)	(27)
Stock-based compensation	(410)	(136)
Deferred return to provision	(175)	(284)
Section 267 payables	1,294	—
Other items	(52)	(118)
Net change in valuation allowance	(1,470)	(1,726)
Foreign income	—	(709)
Income tax provision	$(1,938)	$(1,247)

The components of the income tax provision are as follows (in thousands):

	Fiscal Year Ended June 30,
	2024	2023
Current provision:
Federal	$—	$—
State	(897)	(576)
Foreign	(951)	(1,221)
Total current:	(1,848)	(1,797)
Deferred:
Federal	—	—
State	—	—
Foreign	(90)	550
Total deferred:	(90)	550
Income tax provision	$(1,938)	$(1,247)

As of June 30, 2024, we had federal and state net operating loss carryforwards of approximately $12.0 million and $12.3 million, respectively. The net operating loss carryforwards will expire at various dates beginning in fiscal year ending June 30, 2035, if not utilized. We also had federal research and development credit carryforwards of approximately $4.9 million as of June 30, 2024, which will expire at various dates beginning in fiscal year ending June 30, 2025, if not utilized. The California research and development credit carryforwards are approximately $6.8 million as of June 30, 2024 and have an indefinite carryover period.

In 2024, California enacted legislation, with the first being S.B.167, which suspends the use of NOLs by businesses and individuals for tax years 2024 through 2026, limits the use of tax credits by businesses and individuals to $5 million for tax years 2024 through 2026, and clarifies that income not included in apportionable business income is excluded from the sales factor of the apportionment formula. The second, S.B.175, provides some relief from the $5 million credit limitation in S.B. 167 by allowing taxpayers subject to the limit to elect to later receive a refund of credits they would have otherwise used to reduce tax liabilities during the limitation period.

As of June 30, 2024, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. As of June 30, 2024, the Company did not identify any ownership change that would significantly limit the net operating loss carryovers.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities for federal, state and foreign income taxes are as follows (in thousands):

	As of June 30,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$3,419	$9,115
Research credits	10,346	9,404
Other credits	15	—
Deferred revenue	853	898
Stock-based compensation	4,927	4,500
Accruals and reserves	1,231	1,126
Lease liability	443	563
Intangibles	4	—
Other	178	152
Section 267 payables	1,526	—
Capitalized research and development	14,109	10,088
Gross deferred tax assets	37,051	35,846
Less valuation allowance	(35,608)	(34,139)
Net deferred tax assets	1,443	1,707
Gross deferred tax liabilities
Right-of-use asset	(464)	(601)
Fixed assets	(5)	(42)
Gross deferred tax liabilities	(469)	(643)
Total deferred tax assets, net *	$974	$1,064

*included in other assets, net, on consolidated balance sheets

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in prior years, we have provided a full valuation allowance against our U.S. net deferred tax assets. With respect to our foreign operations, we expect to utilize the deferred tax assets and have not placed a valuation allowance against them. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the change in valuation allowance, stock-based compensation, Section 267, research and development credits, and our foreign operations.

The net valuation allowance increased by $1.5 million and increased by $1.7 million for the fiscal years ended June 30, 2024 and 2023, respectively.

We have not provided for taxes on $26.2 million of undistributed earnings of our foreign subsidiaries as of June 30, 2024. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to withholding taxes payable to the foreign jurisdiction and potential state taxes.

For the fiscal years ended June 30, 2024 and 2023, we have zero and $3.4 million of Global Intangible Low Tax Income  inclusion and used our net operating losses to offset our taxable income, respectively.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2024 and 2023 were as follows (in thousands):

	Fiscal Year Ended June 30,
	2024	2023
Beginning balance	$1,551	$1,556
Increases in balances related to tax positions taken during current periods	161	130
Expired Attributes	(71)	(135)
Ending balance	$1,641	$1,551

There is $45,000 and $0 of unrecognized tax benefit, if recognized currently, that would impact the Company’s effective tax rate as of June 30, 2024 and 2023, respectively. No accrued interest and penalties have been recognized in the tax provision related to unrecognized tax benefits.

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

5. STOCKHOLDERS’ EQUITY

On December 8, 2021, our board of directors authorized the amended and restated Certificate of Incorporation which increased the total authorized shares of common stock from 50,000,000 to 60,000,000 shares. As of June 30, 2024 and 2023, the Company had 32,698,000 and 32,268,000 shares of common stock issued, respectively, and 29,160,000 and 31,482,000 shares of common stock outstanding, respectively.

Common Stock

We have reserved shares of common stock for issuance as of June 30, 2024 as follows:

Common
Stock
Reserves
Stock options outstanding	4,427,011
Restricted stock units outstanding	185,427
Stock available for future grants or issuance:
2005 Stock Incentive Plan	1,072,051
2005 Management Stock Option Plan	71,983
2017 Employee Stock Purchase Plan	768,297
Total reserved shares of common stock for issuance	6,524,769

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2024 and 2023, no shares of preferred stock are issued or outstanding. Our board of directors has the authority, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the common stock.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period, net of expected forfeitures. Stock-based compensation expense consists of expenses for stock options, RSUs, and discounted employee common stock granted under our 2017 Employee Stock Purchase Plan (ESPP).

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

The following table represents the activity under the 2005 Management Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance as of June 30, 2022	71,983	826,717	$3.29
Balance as of June 30, 2023	71,983	826,717	$3.29
Options Exercised	—	(114,200)	$4.16
Balance as of June 30, 2024	71,983	712,517	$3.15

2005 Stock Incentive Plan

In March 2005, our board of directors adopted the 2005 Stock Incentive Plan which provides for the grant of stock options and RSUs to eGain’s employees, officers, directors and consultants. Our board extended the expiration date of the 2005 Stock Incentive Plan to October 11, 2033 and made certain other changes. Options granted under the 2005 Stock Incentive Plan are non-qualified stock options. Non-qualified stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant. The options generally vest ratably over a period of four years and expire no later than ten years from the date of grant. RSUs granted under the 2005 Stock Incentive Plan contain service-based condition and is valued at the grant date fair value; our closing stock price on the date of grant. The RSUs generally vest ratably over a period of one year.

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance as of June 30, 2022	679,790	4,617,211	$9.96
Options Granted	(228,817)	228,817	$8.35
Options Exercised	—	(179,736)	$3.40
Options Forfeited / Expired	607,010	(607,010)	$10.62
Balance as of June 30, 2023	1,057,983	4,059,282	10.06
Options Granted	(120,300)	120,300	$6.47
Options Exercised	—	(145,293)	$2.66
Options Forfeited / Expired	319,795	(319,795)	$9.92
RSUs Granted	(200,821)	—	$—
RSUs Forfeited	15,394	—	$—
Balance as of June 30, 2024	1,072,051	3,714,494	$10.24

During the fiscal year ended June 30, 2024, we granted zero stock options to consultants.

A summary of RSU activity during the year ended June 30, 2024 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value per Share
Non-vested RSUs as of June 30, 2023	—	$—
RSUs granted	200,821	$7.55
RSUs forfeited	(15,394)	$7.62
Non-vested RSUs as of June 30, 2024	185,427	$7.55

During the fiscal year ended June 30, 2024, we granted 3,901 RSUs to consultants.

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2024:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise	Number of	Remaining	Average	Number of	Average
Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$1.8-$2.13	13,005	2.65	$1.81	13,005	$1.81
$2.50	709,841	3.04	$2.50	709,841	$2.50
$3.4-$7.32	443,126	4.09	$5.65	310,684	$5.28
$7.39-$9.85	456,681	5.03	$8.62	354,324	$8.57
$9.86-$11.23	208,819	6.66	$10.54	147,725	$10.53
$11.36	2,346,939	7.01	$11.36	1,622,862	$11.36
$11.47-$13.75	230,050	5.05	$12.51	191,060	$12.63
$14.28	5,000	6.21	$14.28	4,687	$14.28
$14.40	3,550	4.12	$14.40	3,550	$14.40
$19.11	10,000	6.29	$19.11	9,166	$19.11
$1.8-$19.11	4,427,011	5.74	$9.10	3,366,904	$8.66

The summary of options vested and exercisable as of June 30, 2024 comprised:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Options outstanding	4,427,011	$9.10	$3,116,070	5.74
Options fully vested and expected to vest	4,348,562	$9.09	$3,114,689	5.71
Options exercisable	3,366,904	$8.66	$3,108,203	5.28

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $6.31 as of June 30, 2024 that would have been received by the option holders, had they exercised their options on June 30, 2024. The total intrinsic value of stock options exercised was $806,000 and $866,000 during fiscal years 2024 and 2023, respectively.

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

Valuation of Stock-based Awards

Determining the fair value of the stock options and ESPP awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term.

The table below summarizes the effect of stock-based compensation (in thousands):

	Fiscal Year Ended June 30,
	2024	2023
Stock-based compensation expense	$(4,529)	$(6,246)
Income tax expense	(97)	(117)
Net income effect	$(4,626)	$(6,363)

The Company recognized $97,000 and $117,000 of tax expense related to stock-based compensation expense for eGain UK and Exony for the fiscal years ended June 30, 2024 and 2023, respectively. There is no income tax effect that has been recognized relating to the stock-based compensation expense in the US due to full valuation allowance.

Total stock-based compensation includes expense related to non-employee awards of $23,000 and $140,000 during the fiscal years ended June 30, 2024 and 2023, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options and ESPP stock purchase rights. All shares of our common stock issued pursuant to our stock plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form S-8.

During the fiscal years ended June 30, 2024 and 2023, there were 120,300 and 228,817 options granted, respectively, with a weighted average grant date fair value of $3.16 and $4.56, per share, respectively.

We used the following assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Fiscal Year Ended June 30,
	2024	2023
Dividend yield	—	—
Expected volatility	54%	64%
Average risk-free interest rate	4.39%	3.57%
Expected life (in years)	4.56	4.71

We used the following assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the ESPP stock purchase right:

	Fiscal Year Ended June 30,
	2024	2023
Dividend yield	—	—
Expected volatility	57%	60%
Average risk-free interest rate	2.16%	1.68%
Expected term (in years)	0.50	0.50

During the fiscal years ended June 30, 2024 and 2023, employees were granted the right and purchased an aggregate of 170,106 and 158,957 shares, respectively, with a weighted average grant date fair value of $2.14 and $2.54, per share, respectively, pursuant to the ESPP. Total stock-based compensation expense related to those purchase rights was $362,000 and $399,000 for the fiscal years ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 unrecognized compensation expense related to purchase rights that will be recognized over a weighted average period of 0.42 years was $147,000.

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

The following table summarizes stock-based compensation expense relating to stock options for the years ended June 30, 2024 and 2023, respectively (in thousands):

	Fiscal Year Ended June 30,
	2024	2023
Cost of revenue	$831	$1,350
Research and development	1,043	1,833
Sales and marketing	436	901
General and administrative	1,038	1,763
Total	$3,348	$5,847

Total unamortized compensation cost, net of forfeitures, for all options granted but not yet vested as of June 30, 2024 was $2.0 million which is expected to be recognized over the weighted average period of 0.83 years.

The following table summarizes stock-based compensation expense relating to RSUs for the years ended June 30, 2024 (in thousands):

Fiscal Year Ended
June 30, 2024
Cost of revenue	$287
Research and development	260
Sales and marketing	147
General and administrative	125
Total	$819

Total unamortized compensation cost, net of forfeitures, for all RSUs granted but not yet vested as of June 30, 2024 was $528,000, which is expected to be recognized over the weighted average period of 0.38 years. There were no RSUs granted during fiscal year ended June 30, 2023.

6. LEASES

During our fiscal year ended June 30, 2024, we leased our office facilities under non-cancelable operating leases that expire on various dates through the fiscal year 2033. We also modified three of our existing operating leases by extending the terms under such leases, which resulted in an increase in operating lease right-of-use assets and operating lease liabilities in the amount of approximately $2.1 million during our fiscal year ended June 30, 2024. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Lease ROU assets and liabilities are recognized on the commencement date at the present value of lease payments over the lease term.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments.

The following table presents information about the weighted average lease term and discount rate as follows:

	As of June 30, 2024	As of June 30, 2023
Weighted average remaining lease term (in years)	5.52	3.40
Weighted average discount rate	7.66%	4.97%

The following table presents information about leases on our consolidated statement of operations (in thousands):

	Years ended June 30,
	2024	2023
Operating lease expense	$1,345	$1,284

The following table presents supplemental cash flow information about our leases (in thousands):

	Years ended June 30,
	2024	2023
Operating cash outflows from operating leases	$1,200	$1,215

As of June 30, 2024, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Fiscal 2025	$1,181
Fiscal 2026	1,057
Fiscal 2027	806
Fiscal 2028	278
Fiscal 2029	278
Thereafter	1,252
Total minimum lease payments	4,852
Less: Imputed interest	(1,081)
Total operating lease liabilities	3,771
Less: Current operating lease liabilities	(1,179)
Total operating lease liabilities, net of current portion	$2,592

7. COMMITMENTS AND CONTINGENCIES

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. We, at the discretion of our board of directors, may contribute to the 401(k) Plan. In fiscal years 2024 and 2023, we contributed approximately $680,000 and $841,000 to the 401(k) Plan, respectively. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under this plan were $679,000 and $748,000, for the fiscal years ended June 30, 2024 and 2023, respectively.

Gratuity Plan—India

In accordance with Gratuity Act of 1972, we sponsor a defined benefit plan (Gratuity Plan) for all of our India employees. The Gratuity Plan is required by local law, which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the Gratuity Plan were $103,000 and $144,000, for the fiscal years ended June 30, 2024 and 2023, respectively.

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

Contractual agreements with third parties consist of software licenses, maintenance and support for our operations. As of June 30, 2024, we have paid all non-cancelable contractual agreements related to these software licenses.

We have no significant commitments related to co-location services for cloud operations as of June 30, 2024 and 2023.

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of June 30, 2024 and 2023, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $58.4 million and $67.3 million, respectively.

10. SHARE REPURCHASE PROGRAM

On November 14, 2022, the Company’s board of directors authorized a stock repurchase program under which we may purchase up to $20 million of our outstanding common stock. On May 31, 2024, our board of directors authorized a $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $20 million to $40 million of its outstanding common stock. As of June 30, 2024, approximately $17 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The stock repurchase program has been extended until the earlier of (i) the date the aggregate amount of shares that can be repurchased under the stock repurchase program have been repurchased and (ii) the date the board of directors decides to terminate the stock repurchase program. The stock repurchase program does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. During the year ended June 30, 2024, 2,751,608 shares have been repurchased for an average acquisition cost per share of $6.28, totaling $17.3 million. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock at cost.

11. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 30, 2024 and 2023, respectively:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year

	(in thousands, except per share data)
Fiscal Year 2024
Revenue	$24,176	$23,815	$22,350	$22,462	$92,803
Gross profit	$17,338	$16,825	$15,492	$15,556	$65,211
Income from operations	$1,416	$2,425	$938	$1,192	$5,971
Net income	$2,596	$2,185	$1,493	$1,506	$7,780
Basic net income per share	$0.08	$0.07	$0.05	$0.05	$0.25
Diluted net income per share	$0.08	$0.07	$0.05	$0.05	$0.25

Fiscal Year 2023
Revenue	$24,763	$25,600	$23,013	$24,635	$98,011
Gross profit	$18,481	$18,848	$15,418	$17,949	$70,696
Income (loss) from operations	$(670)	$213	$(512)	$2,358	$1,389
Net income (loss)	$(16)	$(104)	$(372)	$2,601	$2,109
Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$0.08	$0.07
Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$0.08	$0.06

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2024.

ITEM 9B.	OTHER INFORMATION

(c) Trading Plans

Name	Title	Action	Adoption Date	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Promod Narang (1)	Chief Technology Officer	Adoption	5/28/2024	9/11/2024	100,000

(1) Promod Narang, Chief Technology Officer, adopted a Rule 10b5-1 trading plan on May 28, 2024. Mr. Narang’s plan provides for the potential exercise of up to 100,000 vested stock options with the associated potential sale of up to 100,000 shares of the Company’s common stock. This trading plan expires on September 11, 2024 (unless earlier terminated pursuant to the terms of the plan or upon the date all shares under the plan are sold). This trading plan was entered into during an open window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

Other than as disclosed above, during the three months ended June 30, 2024, none of our directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information under the headings “Election of Directors” and “Executive Compensation—Compensation Overview” contained in eGain’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for eGain’s 2024 Annual Meeting of Stockholders (Proxy Statement).

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

The information contained under the headings “Executive Compensation” and “Compensation Committee Report” and under the captions “Election of Directors—2024 Director Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

The following table summarizes our equity compensation plans as of June 30, 2024:

			Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding options	plans (excluding securities
	options and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2005 Stock Incentive Plan	3,714,494	$10.24	1,072,051
Equity compensation plans not approved by security holders
2005 Management Stock Option Plan	712,517	$3.15	71,983
Total	4,427,011	$9.10	1,144,034

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

See Index to Consolidated Financial Statements in Item 8 of this report.

2. Financial Statement Schedule

The following schedule, which is filed as part of this Form 10-K: Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2024 and 2023.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2024 and 2023

(in thousands)

			Amounts
	Balance at	Additions	Written Off,
	Beginning of	Charged to	Net of	Balance at
	Period	Expense	Recoveries	End of Period
Provision for Credit Losses:
Year ended June 30, 2024	$237	$93	$(271)	$59
Year ended June 30, 2023	$123	$260	$(146)	$237

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

3(i).1

Second Amended and Restated Certificate of Incorporation, as amended through November 9, 2012 (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed on December 10, 2021).

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

10.2#

eGain Corporation Amended and Restated 2005 Stock Incentive Plan (as amended through October 12, 2023) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023).

10.3#

eGain Corporation Amended and Restated 2005 Management Stock Option Plan, as amended through August 25, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

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

10.7

First Amendment to Standard Industrial/Commercial Multi-Tenant Lease Modified Net dated as of May 14, 2014 between the Registrant and D.R. Stephens Industrial Partners, LLC (Successor in Interest to DeGuigne Ventures, LLC) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2014).

10.8

Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease Modified Net dated as of August 1, 2021 between the Registrant and D.R. Stephens Industrial Partners, LLC d/b/a Stephens & Stephens (Borregas I) (Successor in Interest to DeGuigne Ventures, LLC) (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023).

21.1	Subsidiaries of eGain.

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page hereof).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Chief Financial Officer.

97.1	eGain Corporation Incentive-Based Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)
#	Indicates management contract or compensatory plan or arrangement.
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

eGain Corporation

Date: September 12, 2024	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2024
Ashutosh Roy

/s/ ERIC N. SMIT	Chief Financial Officer	September 12, 2024
Eric N. Smit	(Principal Financial and Accounting Officer)

/s/ CHRISTINE RUSSELL	Director	September 12, 2024
Christine Russell

/s/ GUNJAN SINHA	Director	September 12, 2024
Gunjan Sinha

/s/ PHIROZ P. DARUKHANAVALA	Director	September 12, 2024
Phiroz P. Darukhanavala

/s/ BRETT SHOCKLEY	Director	September 12, 2024
Brett Shockley