Form 10-Q
period 2024-09-30
EGAIN Corp
filed 2024-11-12
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 28,523,870 as of November 7, 2024.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	September 30,	June 30,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$67,205	$70,003
Restricted cash	8	8
Accounts receivable, less provision for credit losses of $125 and $59 as of September 30, 2024 and June 30, 2024, respectively	23,045	31,731
Costs capitalized to obtain revenue contracts, net	1,276	1,272
Prepaid expenses	2,331	2,915
Other current assets	857	1,195
Total current assets	94,722	107,124
Property and equipment, net	461	441
Operating lease right-of-use assets	3,621	3,811
Costs capitalized to obtain revenue contracts, net of current portion	1,684	1,779
Goodwill	13,186	13,186
Other assets, net	1,247	1,511
Total assets	$114,921	$127,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,906	$2,725
Accrued compensation	6,280	7,642
Accrued liabilities	2,513	5,078
Operating lease liabilities	1,173	1,179
Deferred revenue	41,033	45,989
Total current liabilities	52,905	62,613
Deferred revenue, net of current portion	2,875	3,280
Operating lease liabilities, net of current portion	2,455	2,592
Other long-term liabilities	938	871
Total liabilities	59,173	69,356
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 - authorized: 60,000 shares; issued: 32,730 and 32,698 shares; outstanding: 28,522 and 29,160 shares as of September 30, 2024 and June 30, 2024, respectively	33	33
Additional paid-in capital	408,211	407,416
Treasury stock, at cost: 4,208 and 3,538 common shares as of September 30, 2024 and June 30, 2024, respectively	(27,616)	(23,031)
Notes receivable from stockholders	(21)	(21)
Accumulated other comprehensive loss	(1,850)	(2,240)
Accumulated deficit	(323,009)	(323,661)
Total stockholders' equity	55,748	58,496
Total liabilities and stockholders' equity	$114,921	$127,852

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2024	2023
Revenue:
SaaS	$19,820	$22,323
Professional services	1,979	1,853
Total revenue	21,799	24,176
Cost of revenue:
Cost of SaaS	4,522	5,047
Cost of professional services	2,144	1,791
Total cost of revenue	6,666	6,838
Gross profit	15,133	17,338

Operating expenses:
Research and development	7,421	6,632
Sales and marketing	4,760	6,104
General and administrative	2,443	3,186
Total operating expenses	14,624	15,922
Income from operations	509	1,416
Interest income	771	949
Other (expense) income, net	(140)	610
Income before income tax provision	1,140	2,975
Income tax provision	(488)	(379)
Net income	$652	$2,596

Per share information:
Earnings per share:
Basic	$0.02	$0.08
Diluted	$0.02	$0.08
Weighted-average shares used in computation:
Basic	28,671	31,479
Diluted	29,292	32,136

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2024	2023
Net income	$652	$2,596
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	390	(755)
Total comprehensive income	$1,042	$1,841

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2024	29,160	$33	$407,416	3,538	$(23,031)	$(21)	$(2,240)	$(323,661)	$58,496
Issuance of common stock upon exercise of stock options	32	—	163	—	—	—	—	—	163
Repurchase of common stock	(670)	—	—	670	(4,585)	—	—	—	(4,585)
Stock-based compensation	—	—	632	—	—	—	—	—	632
Foreign currency translation adjustments	—	—	—	—	—	—	390	—	390
Net income	—	—	—	—	—	—	—	652	652
Balances as of September 30, 2024	28,522	$33	$408,211	4,208	$(27,616)	$(21)	$(1,850)	$(323,009)	$55,748

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2023	31,482	$32	$401,087	786	$(5,763)	$(97)	$(2,122)	$(331,441)	$61,696
Repayment of notes receivable from stockholders	—	—	—	—	—	33	—	—	33
Issuance of common stock upon exercise of stock options	1	—	4	—	—	—	—	—	4
Repurchase of common stock	(83)	—	—	83	(517)	—	—	—	(517)
Stock-based compensation	—	—	1,208	—	—	—	—	—	1,208
Foreign currency translation adjustments	—	—	—	—	—	—	(755)	—	(755)
Net income	—	—	—	—	—	—	—	2,596	2,596
Balances as of September 30, 2023	31,400	$32	$402,299	869	(6,280)	$(64)	$(2,877)	$(328,845)	$64,265

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$652	$2,596
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	354	500
Amortization of right-of-use assets	274	294
Depreciation and amortization	93	107
Provision for (recovery of) credit losses	71	(110)
Deferred income taxes	219	(45)
Stock-based compensation	632	1,208
Changes in operating assets and liabilities:
Accounts receivable	8,938	13,100
Costs capitalized to obtain revenue contracts	(189)	(89)
Prepaid expenses	597	(131)
Other current assets	343	(44)
Other non-current assets	43	(31)
Accounts payable	(830)	(1,182)
Accrued compensation	(1,439)	(1,706)
Accrued liabilities	(2,657)	(944)
Deferred revenue	(5,964)	(5,124)
Operating lease liabilities	(230)	(284)
Other long-term liabilities	47	16
Net cash provided by operating activities	954	8,131

Cash flows from investing activities:
Purchases of property and equipment	(109)	(32)
Net cash used in investing activities	(109)	(32)

Cash flows from financing activities:
Proceeds from exercise of stock options	163	4
Repurchases of common stock	(4,585)	(517)
Repayment of stockholder notes	—	33
Net cash used in financing activities	(4,422)	(480)
Effect of change in exchange rates on cash and cash equivalents	779	(993)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,798)	6,626
Cash, cash equivalents and restricted cash at beginning of period	70,011	73,208
Cash, cash equivalents and restricted cash at end of period	$67,213	$79,834

Supplemental cash flow disclosures:
Cash paid for taxes	$586	$863

Non-cash items:
Purchases of equipment through trade accounts payable	$—	$18

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (eGain, the Company, our, we or us) automates customer engagement with an AI knowledge hub SaaS solution. We sell to enterprises who want to better serve customers at scale by delivering trusted answers across self-service, contact centers, and field staff. True to our mantra of AX + BX + CX = DX™, our AI knowledge hub orchestrates effortless Digital eXperience (DX) as it assists Agent eXperience (AX), empowers Business eXperience (BX) and assures Customer eXperience (CX). Many global brands use eGain to improve experience and reduce costs. We are headquartered in the Sunnyvale, California, United States. We also operate in the United Kingdom and India.

Fiscal Year

The Company fiscal year ends on June 30. References to fiscal year 2025 refers to the Company’s fiscal year ending June 30, 2025. References to fiscal year 2024 refers to the Company’s fiscal year ending June 30, 2024.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2024 and the condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three months ended September 30, 2024 and 2023, are unaudited.  The condensed consolidated balance sheet as of June 30, 2024 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations, and cash flows for the periods presented.

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2024, included in our Annual Report on Form 10-K. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2025.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosures on expanded information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. The ASU is effective within fiscal years beginning after December 15, 2024 (our fiscal year 2025), with early adoption permitted. The ASU is required to be applied retrospectively to all prior periods presented in the financial statements once adopted. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also requires disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The ASU is effective within fiscal years beginning after December 15, 2024 (our fiscal year 2025), with early adoption permitted. The ASU is required to be applied retrospectively to all prior periods presented in the financial statements once adopted. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

Revenue Recognition

Revenue Recognition Policy

Our revenue is comprised of two categories including SaaS and professional services. SaaS revenue includes cloud delivery arrangements, term licenses, embedded original equipment manufacturer (OEM) royalties, and associated support. An immaterial amount of SaaS revenue is comprised of our legacy revenue which is associated with license, maintenance, and support contracts on perpetual license arrangements that we no longer sell. Professional services include consulting, implementation, training, and managed services.

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

SaaS Revenue

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

The Company has a royalty revenue agreement with a customer related to the Company’s embedded intellectual property.  Under the terms of the agreement, the customer is to provide to the Company a combination of fixed fee, per agent fee, for each software license sold containing the embedded software. These embedded OEM royalties are included as SaaS revenue. Under Topic 606 revenue guidance, since these arrangements are for usage-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, the Company estimates revenue recognized only as the performance obligation of the OEM royalties has been satisfied or partially satisfied. Differences between actual results and estimated amounts are adjusted in the following period as such sales are reported by the customer with a quarter in arrears.

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

During the three months ended September 30, 2024 and 2023, we capitalized $189,000 and $89,000 of costs to obtain revenue contracts, respectively, and amortized $354,000 and $500,000 to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $3.0 million and $3.1 million as of September 30, 2024 and June 30, 2024, respectively, on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from cloud, term and ratable licenses, and maintenance and support services and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual or quarterly installments. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable cloud or maintenance and support agreements. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the financial reporting period.

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

The following table presents our income from operations among our three operating regions (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Income from operations
North America	$(93)	$1,655
Europe, Middle East, & Africa	2,288	1,373
Asia Pacific	(1,686)	(1,612)
Income from operations	$509	$1,416

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	September 30,	June 30,
	2024	2024
Long-lived assets:
North America	$242	$216
Europe, Middle East, & Africa	78	81
Asia Pacific	141	144
Long-lived assets	$461	$441

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

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents, restricted cash, and accounts receivable. We complement direct sales with resell partnerships based on product connectors into cloud contact center platforms. We also partner with system integrators and managed service providers. Two customers, including one of our partners, accounted for 15% and 10%, respectively, of total revenue during the three months ended September 30, 2024. The same customers and including one of our partner accounted for 17% and 11% of total revenue during the three months ended September 30, 2023. Three and two customers accounted for more than 10% of our gross accounts receivable, less provision for credit losses balance as of September 30, 2024 and 2023, respectively.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.5 million and $3.6 million as of September 30, 2024, and June 30, 2024, respectively, and are included in the accounts receivable, provision for credit losses, balance on the accompanying condensed consolidated balance sheets.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Stock-Based Compensation Expense:
Cost of revenue	$230	$297
Research and development	177	397
Sales and marketing	65	159
General and administrative	160	355
Total stock-based compensation expense	$632	$1,208

Total stock-based compensation includes expense related to non-employee awards of $20,000 and $26,000 during the three months ended September 30, 2024 and 2023, respectively.

Total stock-based compensation includes expense related to the ESPP of $80,000 and $79,000 for the three months ended September 30, 2024 and 2023, respectively.

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

During the three months ended September 30, 2024 and 2023, we granted options to purchase 26,700 and 29,100 shares of common stock with a weighted-average fair value of $3.52 and $3.39 per share, respectively.

We used the following weighted-average assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Three Months Ended
	September 30,
	2024	2023
Expected volatility	55%	54%
Average risk-free interest rate	3.79%	4.31%
Expected life (in years)	4.56	4.54
Dividend yield	—	—

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

On June 1, 2024 and 2023, employees were granted the right to purchase an aggregate of 90,792 and 77,057 shares under the ESPP, respectively. During each of the three months ended September 30, 2024 and 2023, no ESPP grants or purchase occurred.

As of September 30, 2024, there were 768,297 shares of common stock available for issuance under the ESPP.

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

As of September 30, 2024, there was approximately $952,000 of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 0.8 years. There were 32,317 and 1,000 options exercised during the three months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, there was approximately $167,000 of total unrecognized compensation cost, net of expected forfeitures, related to unvested RSUs, which is expected to be recognized over the weighted-average period of 0.1 years. There were no RSUs granted during the three months ended September 30, 2024 and 2023.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment during the three months ended September 30, 2024.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our SaaS and professional services revenue during the three months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Revenue:
SaaS revenue	$19,820	$22,323
Professional services revenue	1,979	1,853
Total revenue	$21,799	$24,176

The following table presents our revenue recognized over-time and at a point-in-time during the three months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30,
	2024	2023
Revenue:
Over-time	$19,902	$21,425
Point-in-time	1,897	2,751
Total revenue	$21,799	$24,176

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

	Three Months Ended
	September 30,
	2024	2023
Revenue:
North America	$16,423	$18,989
Europe, Middle East, & Africa	5,376	5,187
Total revenue	$21,799	$24,176

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

The following table presents our contract liabilities (in thousands):

	Balance as of	Balance as of
	September 30, 2024	June 30, 2024
Contract liabilities:
Deferred revenue	$41,033	$45,989
Deferred revenue, net of current portion	2,875	3,280
Total deferred revenue	$43,908	$49,269

$12.1 million of deferred revenue as of June 30, 2024 was recognized to revenue during the three months ended September 30, 2024.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of September 30, 2024, our remaining performance obligations were $70.4 million of which we expect to recognize $54.5 million and $15.9 million as revenue within one year and beyond one year, respectively.

3. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by stock options in the money and shares issuable for RSUs subject to service-based vesting requirements to calculate diluted earnings per share.

The following table represents the calculation of basic and diluted net income per share (unaudited, in thousands, except per share data):

	Three Months Ended
	September 30,
	2024	2023
Net income	$652	$2,596
Per share information:
Earnings per share:
Basic	$0.02	$0.08
Diluted	$0.02	$0.08
Weighted-average shares used in computation:
Basic	28,671	31,479
Diluted	29,292	32,136

Weighted-average shares of stock options to purchase 3,386,960 and 3,564,660 shares of common stock for the three months ended September 30, 2024 and 2023, respectively, were not included in the computation of diluted net income per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

As of September 30, 2024, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. The Company has not identified a change in ownership as of September 30, 2024 that would significantly limit the net operating loss (NOL) carryovers.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law and is effective for taxable years beginning after December 31, 2022. The IRA includes multiple incentives to promote clean energy with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. These measures may affect our consolidated financial statements and we will continue to evaluate the applicability and effect of the IRA as more guidance is issued. In 2024, California enacted legislation including S.B.167, which suspends the use of NOLs by businesses and individuals for tax years 2024 through 2026, limits the use of tax credits by businesses and individuals to $5 million for tax years 2024 through 2026, and clarifies that income not included in apportionable business income is excluded from the sales factor of the apportionment formula. S.B.175, provides some relief from the $5 million credit limitation in S.B. 167 by allowing taxpayers subject to the limit to elect to later receive a refund of credits they would have otherwise used to reduce tax liabilities during the limitation period.

5. LEASES

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

Total operating lease costs were $300,000 and $326,000 for the three months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024 and 2023, operating cash outflows for operating leases were $274,000 and $315,000, respectively.

The following tables present information about leases on our condensed consolidated balance sheets (in thousands):

	September 30, 2024	June 30, 2024
Assets:
Operating lease right-of-use assets	$3,621	$3,811
Liabilities:
Operating lease liabilities	1,173	1,179
Operating lease liabilities, net of current portion	2,455	2,592

The following table presents information about the weighted average lease term and discount rate as follows:

	September 30, 2024	June 30, 2024
Weighted average remaining lease term (in years)	5.33	5.52
Weighted average discount rate	7.77%	7.66%

As of September 30, 2024, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal year 2025	$886
Fiscal year 2026	1,068
Fiscal year 2027	822
Fiscal year 2028	295
Fiscal year 2029	295
Fiscal year 2030	295
Fiscal year 2031 and thereafter	1,031
Total minimum lease payments	4,692
Less: Imputed interest	(1,064)
Total operating lease liabilities	3,628
Less: Current operating lease liabilities	(1,173)
Total operating lease liabilities, net of current portion	$2,455

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of September 30, 2024 and June 30, 2024, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $51.3 million and $73.6 million, respectively.

8. SHARE REPURCHASE PROGRAM

On November 14, 2022, the Company’s Board of Directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. As of September 30, 2024, approximately $12.4 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The stock repurchase program is effective immediately on November 14, 2022, has a term of one year from adoption unless extended, does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. During the three months ended September 30, 2024, 670,824 shares have been repurchased for an average acquisition cost per share of $6.84, totaling $4.6 million. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock at cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended June 30, 2024.

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

●	Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.
●	Our SaaS business model is subject to certain risks.
●	Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.
●	We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
●	Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.
●	Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business.
●	The market for customer engagement software, including generative AI product offerings, is competitive, and our business will be adversely affected if we are unable to successfully compete.
●	If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, we may be unable to grow our business, which could negatively impact our operating results and financial condition.
●	Our failure to maintain, develop or expand strategic and third-party distribution channels would impede our revenue growth.
●	Difficulties and delays in customers implementing our products could harm our revenue and margins.
●	We conduct a significant portion of our business and operations outside of the United States, which exposes us to additional risks that may not exist in the United States. These risks in turn could cause our operating results and financial condition to suffer.
●	Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities could impair the use or functionality of our cloud operations and harm our business.
●	Software errors could be costly and time-consuming for us to correct, and could harm our reputation and impair our ability to sell our solutions.
●	The terms we agree to in our Service Level Agreements or other contracts may result in increased costs or liabilities, which would in turn affect our results of operations.
●	If we are unable to increase the profitability of SaaS revenue, if we experience significant customer attrition, or if we are required to delay recognition of revenue, our operating results could be adversely affected.
●	We depend on broad market acceptance of our applications and of our business model. If our expectations regarding the market for our applications are not met, our business could be seriously harmed.
●	We may be unable to respond to the rapid technological change and changing customer preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may cause our business to suffer.
●	We employ third-party technologies for use in or with our platform and the inability to license such technologies on commercially reasonable terms or the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.

●	Our offshore product development, support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals, produce effective new solutions and provide professional services to drive growth.
●	If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data or our data or IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
●	Changes in the European regulatory environment regarding privacy and data protection regulations, such as the GDPR, could expose us to risks of noncompliance and costs associated with compliance.
●	Privacy concerns and laws, evolving regulation of cloud computing and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Overview

eGain automates customer engagement with an AI knowledge hub SaaS solution. We sell to enterprises who want to better serve customers at scale by delivering trusted answers across self-service, contact centers, and field staff. True to our mantra of AX + BX + CX = DX™, our AI knowledge hub orchestrates effortless Digital eXperience (DX) as it assists Agent eXperience (AX), empowers Business eXperience (BX) and assures Customer eXperience (CX). Many global brands use eGain to improve experience and reduce costs. We are headquartered in the Sunnyvale, California, United States. We also operate in the United Kingdom and India

Key Financial Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

SaaS and Professional Services Revenue

We believe the combination of SaaS and professional services revenue is a useful measure to value our business. SaaS revenue is defined as revenue from cloud delivery arrangements, term licenses, embedded OEM royalties and associated support. Professional services revenue includes system implementation, consulting, training, and managed services.

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended
	September 30,
(in thousands)	2024	2023	Change
SaaS revenue	$19,820	$22,323	$(2,503)	(11)%
Professional services revenue	1,979	1,853	126	7%
Total SaaS and professional services revenue	$21,799	$24,176	$(2,377)	(10)%

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

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended
	September 30,
	2024	2023
Income from operations	$509	$1,416
Add:
Stock-based compensation	632	1,208
Non-GAAP income from operations	$1,141	$2,624

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

We believe that the assumptions and estimates, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our condensed consolidated financial statements, associated with revenue recognition, stock-based compensation, provision for credit losses, the valuation of goodwill, the valuation of deferred tax allowance, and legal contingencies have the greatest potential impact on our condensed consolidated financial statements. We evaluate these estimates on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Sources of Revenue

Our revenue is comprised of two categories including SaaS and professional services. SaaS revenue includes cloud delivery arrangements, term licenses, embedded original equipment manufacturer (OEM) royalties, and associated support. An immaterial amount of SaaS revenue is comprised of our legacy revenue which is associated with license, maintenance, and support contracts on perpetual license arrangements that we no longer sell. Professional services includes consulting, implementation, training, and managed services.

SaaS Revenue

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

We have a royalty revenue agreement with a customer related to our embedded intellectual property.  Under the terms of the agreement, the customer is to provide a combined fixed fee, per agent, for each software license sold containing the embedded software to us. These embedded OEM royalties are included as SaaS revenue. Under revenue guidance, since these arrangements are for sales-based licenses of intellectual property, we recognize revenue only as the subsequent sale occurs. However, since such sales are reported by the customer with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

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

As of September 30, 2024, our remaining performance obligations were $70.4 million, of which we expect to recognize $54.5 million and $15.9 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended
	September 30,
	2024	2023
Revenue:
SaaS	91%	92%
Professional services	9%	8%
Total revenue	100%	100%
Cost of revenue:
Cost of SaaS	21%	21%
Cost of professional services	10%	7%
Total cost of revenue	31%	28%
Gross profit	69%	72%
Operating expenses:
Research and development	34%	27%
Sales and marketing	22%	25%
General and administrative	11%	13%
Total operating expenses	67%	65%
Income from operations	2%	6%

Revenue

We classify our revenue into two categories: SaaS and professional services revenue, with SaaS revenue being a key metric.

The following table presents our SaaS and professional services revenue during the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended
	September 30,
(in thousands, except percentages)	2024	2023	Change
SaaS	$19,820	$22,323	$(2,503)	(11)%
Professional services	1,979	1,853	126	7%
Total revenue	$21,799	$24,176	$(2,377)	(10)%

Total revenue decreased approximately $2.4 million during the three months ended September 30, 2024, compared to the same period in fiscal year 2024, due to a decrease in SaaS revenue of $2.5 million offset by an increase of $126,000 in professional services, respectively, during the three months ended September 30, 2024, compared to the same period in fiscal year 2024.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $144,000 and $426,000 in total revenue during the three months ended September 30, 2024 and 2023, respectively.

SaaS Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2024	2023	Change
SaaS revenue	$19,820	$22,323	$(2,503)	(11)%
Percentage of total revenue	91%	92%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties, associated support, and an immaterial amount of legacy revenue. Revenue from SaaS decreased by $2.5 million during the three months ended September 30, 2024, compared to the same period in fiscal year 2024 primarily due to departures of two impactful customers.

SaaS revenue represents 91% of total revenue for the three months ended September 30, 2024, compared to 92% during the same period in fiscal year 2024. This represented a decrease in SaaS revenue of 11% for the three months ended September 30, 2024, compared to the same period in fiscal year 2024.

Excluding an increase of $132,000 due to foreign exchange rate fluctuation, SaaS revenue decreased by $2.6 million during the three months ended September 30, 2024, compared to the same period in fiscal year 2024.

Professional Services Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2024	2023	Change
Professional services revenue	$1,979	$1,853	$126	7%
Percentage of total revenue	9%	8%

Professional services revenue includes consulting, implementation, training, and managed services. Revenue from professional services increased by $126,000 during the three months ended September 30, 2024, compared to the same period in fiscal year 2024.

Excluding an increase of $12,000 due to foreign exchange rate fluctuation, professional services revenue increased by $114,000 during the three months ended September 30, 2024, compared to the same period in fiscal year 2024.

Revenue by Geography

	Three Months Ended
	September 30,
(in thousands, except percentages)	2024	2023	Change
North America	$16,423	$18,989	$(2,566)	(14)%
Europe, Middle East, & Africa	5,376	5,187	189	4%
Total revenue	$21,799	$24,176	$(2,377)	(10)%

Revenue from North America sales decreased by 14% from $19.0 million during the three months ended September 30, 2023 to $16.4 million during the three months ended September 30, 2024 primarily due to a decrease of $2.5 million in SaaS revenue.

Revenue from EMEA sales increased by 4% from $5.2 million for the three months ended September 30, 2023 to $5.4 million during the three months ended September 30, 2024, due to increases of (i) $57,000 in SaaS revenue and (ii) $132,000 in professional services revenue.

Cost of Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2024	2023	Change
SaaS	$4,522	$5,047	$(525)	(10)%
Professional services	2,144	1,791	353	20%
Total cost of revenue	$6,666	$6,838	$(172)	(3)%
Percentage of total revenue	31%	28%
Gross margin	69%	72%

SaaS

Cost of SaaS revenue consists primarily of expenses related to our cloud services and providing support to our customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of SaaS revenue decreased by $525,000 during the three months ended September 30, 2024, from the same period in fiscal year 2024. This decrease was primarily due to decreases of (i) $282,000 in cloud-computing costs and (ii) $230,000 in personnel-related costs, and (iii) $16,000 in outside consulting costs.

Excluding an increase of $3,000 due to foreign exchange rate fluctuation, cost of SaaS revenue decreased by $528,000 during the three months ended September 30, 2024, from the same period in fiscal year 2024.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services increased by $353,000 during the three months ended September 30, 2024, from the same period in fiscal year 2024. This increase was primarily due to an increase of $358,000 in personnel-related costs; partially offset by a decrease of $2,000 in outside consulting costs.

Excluding a decrease of $3,000 due to foreign exchange rate fluctuation, cost of professional services revenue increased by $356,000 during the three months ended September 30, 2024, compared to the same period in fiscal year 2024.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,
(in thousands, except percentages)	2024	2023	Change
Research and development	$7,421	$6,632	$789	12%
Percentage of total revenue	34%	27%

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

Research and development expense increased by $789,000 during the three months ended September 30, 2024, from the same period in fiscal year 2024. This increase was primarily due to increase of $795,000 in personnel-related costs and partially offset by a decrease of $12,000 in outside consulting costs.

Excluding an increase of $6,000 due to foreign exchange rate fluctuation, research and development expense increased by $783,000 during the three months ended September 30, 2024, compared to the same period in fiscal year 2024.

Sales and Marketing

	Three Months Ended
	September 30,
(in thousands, except percentages)	2024	2023	Change
Sales and marketing	$4,760	$6,104	$(1,344)	(22)%
Percentage of total revenue	22%	25%

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

Sales and marketing expenses decreased by $1.3 million during three months ended September 30, 2024, from the same period in fiscal year 2024. The decrease was primarily due to decreases of (i) $804,000 in personnel-related expenses and (ii) $654,000 in marketing program expenses; partially offset by an increase of $33,000 in outside consulting expenses.

Excluding an increase of $81,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased by $1.4 million during the three months ended September 30, 2024, compared to the same period in fiscal year 2024.

General and Administrative

	Three Months Ended
	September 30,
(in thousands, except percentages)	2024	2023	Change
General and administrative	$2,443	$3,186	$(743)	(23)%
Percentage of total revenue	11%	13%

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

General and administrative expenses decreased by $743,000 during the three months ended September 30, 2024, from the same period in fiscal year 2024. The decrease was primarily due to decreases of (i) $829,000 in legal expenses and (ii) $64,000 in personnel-related expenses, and (iii) $53,000 in outside-consulting expenses; partially offset by increases in (i) $185,000 in bad debt expenses, (ii) $12,000 in accounting, audit, and administrative expenses, and (iii) $1,000 in investor relations expenses.

Excluding an increase of $5,000 due to foreign exchange rate fluctuation, general and administrative expense decreased

$748,000 during the three months ended September 30, 2024, compared to the same period in fiscal year 2024.

Income from Operations

	Three Months Ended
	September 30,
(in thousands, except percentages)	2024	2023	Change
Income from operations	$509	$1,416	$(907)	(64)%
Operating margin	2%	6%

Income from operations was $509,000 with an operating profit margin of 2% during the three months ended September 30, 2024. Income from operations was $1.4 million during the three months ended September 30, 2023.

Interest Income

Interest income primarily consists of interest earned on money market accounts. Interest income was $771,000 and $949,000 during the three months ended September 30, 2024 and 2023, respectively, due to lower interest rates in the current period.

Other (Expense) Income, Net

Other (expense) income, net was expense of $140,000 and income of $610,000 during the three months ended September 30, 2024 and 2023, respectively. Other (expense) income, net primarily included foreign exchange rate fluctuations on international trade receivables, net of transactions.

Income Tax Provision

Provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against U.S. deferred tax assets as of September 30, 2024. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded income tax provision of $488,000 and $379,000 for the three months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Overview

As of September 30, 2024 and June 30, 2024, our principal sources of liquidity were cash and cash equivalents, restricted cash, and accounts receivable totaling $90.3 million and $101.7 million, respectively. Our cash, cash equivalents and restricted cash were $67.2 million and $70.0 million as of September 30, 2024 and June 30, 2024, respectively.

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

Cash Flows

For the three months ended September 30, 2024 and 2023, our cash flows were as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Net cash provided by operating activities	$954	$8,131
Net cash used in investing activities	(109)	(32)
Net cash used in financing activities	(4,422)	(480)

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities decreased by $7.2 million during the three months ended September 30, 2024, from the same period in fiscal year 2024, driven primarily by the timing of collections for accounts receivable, payments of accounts payable, and recognition of deferred revenue.

Net cash used in investing activities increased by $77,000 during the three months ended September 30, 2024, from the same period in fiscal year 2024, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash used in financing activities increased by $3.9 million during the three months ended September 30, 2024, from the same period in fiscal year 2024. Our current proceeds consist primarily of proceeds from the exercise of employee stock options, our employee stock purchase plan, and funds used for repurchases of our common stock of approximately $4.6 million.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As of September 30, 2024, the future non-cancelable minimum payments under these commitments were approximately $4.7 million.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of September 30, 2024 totaled approximately $24.1 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.4 million between September 30, 2024 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between September 30, 2024 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The long sales cycle for our products may cause license and SaaS revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. Since our potential customers may evaluate our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management and legal effort in connection with a potential customer.

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

We derived 25% and 21% of our revenue from EMEA sales during the three months ended September 30, 2024 and 2023. In addition to those discussed elsewhere in this section, our EMEA sales operations are subject to a number of specific risks, such as:

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

As of September 30, 2024, approximately 46% of our workforce was employed in India. Of our employees in India, 51% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU), and India are also of great importance to our operations.

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

If we are unable to increase the profitability of SaaS revenue, if we experience significant customer attrition, or if we are required to delay recognition of revenue, our operating results could be adversely affected.

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

Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs. In the event that we are not able to maintain our licenses to third-party software, or cannot obtain licenses to new software as needed, or in the event third-

party software used in conjunction with our platform contains errors or defects, our business, operating results, and financial condition may be adversely affected.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 35% of our outstanding capital stock as of September 30, 2024, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 32% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2022, our board of directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. On May 31, 2024, our board of directors authorized a $20.0 million increase in its stock repurchase program, bringing the aggregate amount we may purchase thereunder from $20.0 million to $40.0 million of its outstanding common stock. As of September 30, 2024, approximately $12.4 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended September 30, 2024, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
July 1, 2024 to July 31, 2024	426,903	$6.77	426,903	$14,081
August 1, 2024 to August 31, 2024	243,921	$6.93	243,921	$12,384
September 1, 2024 to September 30, 2024	—	$—	—	$12,384
Total	670,824		670,824

Item 5.  Other Information

(c) Trading Plans

Promod Narang, our former Chief Technology Officer, on August 20, 2024, terminated his Rule 10b5-1 trading plan adopted on May 28, 2024.

Other than as disclosed above, during the three months ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and June 30, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: November 12, 2024	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)