Form 10-Q
period 2024-12-31
EGAIN Corp
filed 2025-02-13
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 28,130,920 as of February 10, 2025.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	December 31,	June 30,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$70,531	$70,003
Restricted cash	8	8
Accounts receivable, less provision for credit losses of $67 and $59 as of December 31, 2024 and June 30, 2024, respectively	15,795	31,731
Costs capitalized to obtain revenue contracts, net	1,231	1,272
Prepaid expenses	2,230	2,915
Other current assets	855	1,195
Total current assets	90,650	107,124
Property and equipment, net	515	441
Operating lease right-of-use assets	3,834	3,811
Costs capitalized to obtain revenue contracts, net of current portion	1,645	1,779
Goodwill	13,186	13,186
Other assets, net	1,427	1,511
Total assets	$111,257	$127,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,838	$2,725
Accrued compensation	6,227	7,642
Accrued liabilities	2,771	5,078
Operating lease liabilities	1,089	1,179
Deferred revenue	37,358	45,989
Total current liabilities	49,283	62,613
Deferred revenue, net of current portion	3,008	3,280
Operating lease liabilities, net of current portion	2,790	2,592
Other long-term liabilities	918	871
Total liabilities	55,999	69,356
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 - authorized: 60,000 shares; issued: 33,110 and 32,698 shares; outstanding: 28,481 and 29,160 shares as of December 31, 2024 and June 30, 2024, respectively	33	33
Additional paid-in capital	409,551	407,416
Treasury stock, at cost: 4,629 and 3,538 shares of common stock as of December 31, 2024 and June 30, 2024, respectively	(30,025)	(23,031)
Notes receivable from stockholders	(21)	(21)
Accumulated other comprehensive loss	(1,942)	(2,240)
Accumulated deficit	(322,338)	(323,661)
Total stockholders' equity	55,258	58,496
Total liabilities and stockholders' equity	$111,257	$127,852

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue:
SaaS	$20,847	$21,996	$40,667	$44,319
Professional services	1,542	1,819	3,521	3,672
Total revenue	22,389	23,815	44,188	47,991
Cost of revenue:
Cost of SaaS	4,626	5,109	9,148	10,156
Cost of professional services	2,054	1,881	4,198	3,672
Total cost of revenue	6,680	6,990	13,346	13,828
Gross profit	15,709	16,825	30,842	34,163
Operating expenses:
Research and development	7,708	6,660	15,129	13,292
Sales and marketing	5,251	5,349	10,011	11,453
General and administrative	2,100	2,391	4,543	5,577
Total operating expenses	15,059	14,400	29,683	30,322
Income from operations	650	2,425	1,159	3,841
Interest income	661	982	1,432	1,931
Other expense, net	(431)	(697)	(571)	(87)
Income before income tax provision	880	2,710	2,020	5,685
Income tax provision	(209)	(525)	(697)	(904)
Net income	$671	$2,185	$1,323	$4,781
Per share information:
Earnings per share:
Basic	$0.02	$0.07	$0.05	$0.15
Diluted	$0.02	$0.07	$0.05	$0.15
Weighted-average shares used in computation:
Basic	28,573	31,179	28,622	31,329
Diluted	29,059	31,843	29,176	31,991

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income	$671	$2,185	$1,323	$4,781
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(92)	776	298	21
Total comprehensive income	$579	$2,961	$1,621	$4,802

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of September 30, 2024	28,522	$33	$408,211	4,208	$(27,616)	$(21)	$(1,850)	$(323,009)	$55,748
Issuance of common stock upon exercise of stock options	117	—	294	—	—	—	—	—	294
Issuance of common stock upon vesting of restricted stock units	169	—	—	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	94	—	424	—	—	—	—	—	424
Repurchase of common stock	(421)	—	—	421	(2,409)	—	—	—	(2,409)
Stock-based compensation	—	—	622	—	—	—	—	—	622
Foreign currency translation adjustments	—	—	—	—	—	—	(92)	—	(92)
Net income	—	—	—	—	—	—	—	671	671
Balances as of December 31, 2024	28,481	$33	$409,551	4,629	$(30,025)	$(21)	$(1,942)	$(322,338)	$55,258

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of September 30, 2023	31,400	$32	$402,299	869	$(6,280)	$(64)	$(2,877)	$(328,845)	$64,265
Repayment of stockholder notes	—	—	—	—	—	44	—	—	44
Issuance of common stock upon exercise of stock options	123	—	409	—	—	—	—	—	409
Issuance of common stock in connection with employee stock purchase plan	70	—	417	—	—	—	—	—	417
Repurchase of common stock	(391)	—	—	391	(2,498)				(2,498)
Stock-based compensation	—	—	1,195	—	—	—	—	—	1,195
Foreign currency translation adjustments	—	—	—	—	—	—	776	—	776
Net income	—	—	—	—	—	—	—	2,185	2,185
Balances as of December 31, 2023	31,202	$32	$404,320	1,260	$(8,778)	$(20)	$(2,101)	$(326,660)	$66,793

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Six Months Ended December 31, 2024
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2024	29,160	$33	$407,416	3,538	$(23,031)	$(21)	$(2,240)	$(323,661)	$58,496
Issuance of common stock upon exercise of stock options	149	—	457	—	—	—	—	—	457
Issuance of common stock upon vesting of restricted stock units	169	—	—	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	94	—	424	—	—	—	—	—	424
Repurchase of common stock	(1,091)	—	—	1,091	(6,994)	—	—	—	(6,994)
Stock-based compensation	—	—	1,254	—	—	—	—	—	1,254
Foreign currency translation adjustments	—	—	—	—	—	—	298	—	298
Net income	—	—	—	—	—	—	—	1,323	1,323
Balances as of December 31, 2024	28,481	$33	$409,551	4,629	$(30,025)	$(21)	$(1,942)	$(322,338)	$55,258

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Six Months Ended December 31, 2023
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2023	31,482	$32	$401,087	786	$(5,763)	$(97)	$(2,122)	$(331,441)	$61,696
Repayment of stockholder notes	—	—	—	—	—	77	—	—	77
Issuance of common stock upon exercise of stock options	124	—	413	—	—	—	—	—	413
Issuance of common stock in connection with employee stock purchase plan	70	—	417	—	—	—	—	—	417
Repurchase of common stock	(474)			474	(3,015)				(3,015)
Stock-based compensation	—	—	2,403	—	—	—	—	—	2,403
Foreign currency translation adjustments	—	—	—	—	—	—	21	—	21
Net income	—	—	—	—	—	—	—	4,781	4,781
Balances as of December 31, 2023	31,202	$32	$404,320	1,260	$(8,778)	$(20)	$(2,101)	$(326,660)	$66,793

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,323	$4,781
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	684	845
Amortization of right-of-use assets	545	596
Depreciation and amortization	175	204
Provision for (recovery of) credit losses	73	(2)
Deferred income taxes	(41)	(251)
Stock-based compensation	1,254	2,403
Gain on disposal of property and equipment	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	15,823	17,333
Costs capitalized to obtain revenue contracts	(518)	(486)
Prepaid expenses	679	308
Other current assets	328	88
Other non-current assets	119	(166)
Accounts payable	(886)	(267)
Accrued compensation	(1,395)	(1,856)
Accrued liabilities	(1,544)	(1,185)
Deferred revenue	(8,835)	(6,048)
Operating lease liabilities	(462)	(536)
Other long-term liabilities	62	65
Net cash provided by operating activities	7,378	15,826
Cash flows from investing activities:
Purchases of property and equipment	(248)	(135)
Net cash used in investing activities	(248)	(135)
Cash flows from financing activities:
Proceeds from exercise of stock options	457	413
Proceeds from employee stock purchase plan	424	417
Repurchases of common stock	(6,994)	(3,015)
Repayment of stockholder notes	—	77
Net cash used in financing activities	(6,113)	(2,108)
Effect of change in exchange rates on cash and cash equivalents	(489)	49
Net increase in cash, cash equivalents and restricted cash	528	13,632
Cash, cash equivalents and restricted cash at beginning of period	70,011	73,208
Cash, cash equivalents and restricted cash at end of period	$70,539	$86,840

Supplemental cash flow disclosures:
Cash paid for taxes	$691	$972
Right-of-use (ROU) assets and lease liabilities recognized from lease modification	$599	—
Non-cash items:
Purchases of equipment included in accounts payable	$4	$—

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (eGain, the Company, our, we or us) automates customer engagement with an AI knowledge hub SaaS solution. We sell to enterprises who want to better serve customers at scale by delivering trusted answers across self-service, contact centers, and field staff. True to our mantra of AX + BX + CX = DX™, our AI knowledge hub orchestrates effortless Digital eXperience (DX) as it assists Agent eXperience (AX), empowers Business eXperience (BX) and assures Customer eXperience (CX). Many global brands use eGain to improve experience and reduce costs. We are headquartered in Sunnyvale, California in the United States. We also operate in the United Kingdom and India.

Fiscal Year

The Company’s fiscal year ends on June 30. References to fiscal year 2025 refers to the Company’s fiscal year ending June 30, 2025. References to fiscal year 2024 refers to the Company’s fiscal year ended June 30, 2024.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2024 and the condensed consolidated statements of operations, comprehensive income, and stockholders’ equity for the three and six months ended December 31, 2024 and cash flows for the six months ended December 31, 2024 are unaudited. The condensed consolidated balance sheet as of June 30, 2024 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations, and cash flows for the periods presented.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosures on expanded information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2024 (our fiscal year 2026), with early adoption permitted. The ASU is required to be applied retrospectively to all prior periods presented in the financial statements once adopted. We are currently evaluating the impact of this update on our condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also requires disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The ASU is effective for fiscal years beginning after December 15, 2024 (our fiscal year 2026), with early adoption permitted. The ASU is required to be applied retrospectively to all prior periods presented in the financial statements once adopted. We are currently evaluating the impact of this update on our condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The objective of this guidance is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in each relevant expense caption. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 (our fiscal year 2028), with early and retrospective adoption permitted. We are currently evaluating the impact of this update on our condensed consolidated financial statements and related disclosures.

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

Significant Judgment Applied in the Determination of Revenue Recognition

We enter into contractual arrangements with customers that may include promises to transfer multiple services, such as subscription, support, or professional services. With respect to our business, a performance obligation is a promise to transfer a service to a customer that is distinct. Significant judgment is required to determine whether services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting. Additionally, significant judgment is required to determine the timing of revenue recognition.

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

We typically invoice our customers in advance upon execution of the contract or subsequent renewals with payment terms generally between 30 and 45 days. Invoiced amounts are recorded in accounts receivable, deferred revenue or revenue, depending if control transferred to our customers based on each arrangement.

We have a royalty revenue agreement with a customer related to our embedded intellectual property. Under the terms of the agreement, the customer is to provide us a combination of fixed fee and per agent fee, for each software license sold containing the embedded software. These embedded OEM royalties are included as SaaS revenue. Under Topic 606 revenue guidance, since these arrangements are for usage-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, we estimate revenue recognized only as the performance obligation of the OEM royalties has been satisfied or partially satisfied. Differences between actual results and estimated amounts are adjusted in the following period as such sales are reported by the customer with a quarter in arrears.

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

Contracts with Multiple Performance Obligations

We enter into contracts that can include various combinations of subscriptions, professional services, or maintenance and support, which are generally distinct and accounted for as separate performance obligations. For contracts with multiple performance obligations, we allocate the transaction price of the contract to each performance obligation on a relative basis using the respective SSP for each performance obligation.

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

During the three and six months ended December 31, 2024, we capitalized $329,000 and $518,000 of costs to obtain revenue contracts, respectively, and amortized $330,000 and $684,000 to sales and marketing expense, respectively.

During the three and six months ended December 31, 2023, we capitalized $397,000 and $486,000 of costs to obtain revenue contracts, respectively, and amortized $345,000 and $845,000 to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $2.9 million and $3.1 million as of December 31, 2024 and June 30, 2024, respectively, on our condensed consolidated balance sheets.

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

The following table presents our income from operations among our three operating regions (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Income from operations:
North America	$461	$2,299	$368	$3,954
Europe, Middle East, & Africa	1,873	1,818	4,161	3,191
Asia Pacific	(1,684)	(1,692)	(3,370)	(3,304)
Income from operations	$650	$2,425	$1,159	$3,841

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	December 31,	June 30,
	2024	2024
Long-lived assets:
North America	$268	$216
Europe, Middle East, & Africa	73	81
Asia Pacific	174	144
Long-lived assets	$515	$441

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

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents, restricted cash, and accounts receivable. We complement direct sales with resell partnerships based on product connectors into cloud contact center platforms. We also partner with system integrators and managed service providers. One customer, who is also one of our resell partners, accounted for more than 10% of total revenue during the three and six months ended December 31, 2024. One customer, who is also a resell partner, accounted for more than 10% of total revenue during the three and six months ended December 31, 2023. Two customers, one of which is our resell partner, accounted for more than 10% of our gross accounts receivable balance, less provision for credit losses as of December 31, 2024, and June 30, 2024, respectively.

Accounts Receivable and Provision for Credit Losses

We extend unsecured credit to our customers on a regular basis. Our accounts receivable are derived from revenue earned from customers and are not interest bearing. We also maintain provision for credit losses to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States (U.S.) and internationally, and changes in customer financial conditions. We write off a receivable after collection efforts have been exhausted and the amount is deemed uncollectible. Recovered written off receivables are recorded as they occur.

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $2.2 million and $3.6 million as of December 31, 2024 and June 30, 2024, respectively, and are included in the gross accounts receivable balance, less provision for credit losses on the accompanying condensed consolidated balance sheets.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Stock-based compensation expense:
Cost of revenue	$232	$284	$462	$581
Research and development	74	367	251	764
Sales and marketing	114	197	179	356
General and administrative	202	347	362	702
Total stock-based compensation expense	$622	$1,195	$1,254	$2,403

Total stock-based compensation includes expense related to non-employee awards of $11,000 and $31,000 during the three and six months ended December 31, 2024, respectively. Total stock-based compensation includes expense related to non-employee awards of $25,000 and $51,000 during the three and six months ended December 31, 2023, respectively.

Total stock-based compensation includes expense related to the ESPP of $81,000 and $161,000 for the three and six months ended December 31, 2024, respectively. Total stock-based compensation includes expense related to the ESPP of $87,000 and $166,000 for the three and six months ended December 31, 2023, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation of options granted and ESPP stock purchase rights. We estimate the fair value for stock based RSU awards based on the closing market price of grant date. All shares of our common stock issued pursuant to our stock option, RSUs, and ESPP plans are only issued out of an authorized reserve of shares of common stock which were previously registered with the SEC on Registration Statements on Form S-8.

During the three months ended December 31, 2024 and 2023, we granted options to purchase 287,067 and 21,300 shares of common stock with a weighted-average fair value of $2.67 and $3.16 per share, respectively.

During the six months ended December 31, 2024 and 2023, we granted options to purchase 313,767 and 50,400 shares of common stock with a weighted-average fair value of $2.74 and $3.29 per share, respectively.

We used the following weighted-average assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Expected volatility	54%	53%	54%	54%
Average risk-free interest rate	4.13%	4.42%	4.10%	4.36%
Expected life (in years)	4.57	4.56	4.57	4.55
Dividend yield	—	—	—	—

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

On December 1, 2024, certain employees were granted the right to purchase an aggregate of 103,618 shares under the ESPP, and compensation expense related to those purchase rights for the three and six months ended December 31, 2024 was $31,000.

On December 1, 2023, certain employees were granted the right to purchase an aggregate of 87,332 shares under the ESPP, and compensation expense related to those purchase rights for the three and six months ended December 31, 2023 was $34,000.

As of December 31, 2024, there were 674,749 shares of common stock available for issuance under the ESPP.

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

As of December 31, 2024, there was approximately $1.1 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 0.88 years. There were 117,000 and 122,500 options exercised during the three months ended December 31, 2024 and 2023, respectively. There were 149,317 and 123,500 options exercised during the six months ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, there was approximately $1.1 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested RSUs, which is expected to be recognized over the weighted-average period of 0.87 years. There were 226,654 RSUs with a weighted average grant date fair value of $5.71 per share granted during the three and six months ended December 31, 2024. There were 200,821 RSUs with a weighted average grant date fair value of $6.50 per share granted during the three and six months ended December 31, 2023.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment during the three and six months ended December 31, 2024.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our SaaS and professional services revenue during the three and six months ended December 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue:
SaaS revenue	$20,847	$21,996	$40,667	$44,319
Professional services revenue	1,542	1,819	3,521	3,672
Total revenue	$22,389	$23,815	$44,188	$47,991

The following table presents our revenue recognized over-time and at a point-in-time during the three and six months ended December 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue:
Over-time	$20,950	$21,016	$40,852	$42,441
Point-in-time	1,439	2,799	3,336	5,550
Total revenue	$22,389	$23,815	$44,188	$47,991

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue:
North America	$17,330	$18,836	$33,753	$37,825
Europe, Middle East, & Africa	5,059	4,979	10,435	10,166
Total revenue	$22,389	$23,815	$44,188	$47,991

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

The following table presents our contract liabilities (in thousands):

	December 31, 2024	June 30, 2024
Contract liabilities:
Deferred revenue	$37,358	$45,989
Deferred revenue, net of current portion	3,008	3,280
Total deferred revenue	$40,366	$49,269

$10.7 million and $22.7 million of deferred revenue as of June 30, 2024 was recognized to revenue during the three and six months ended December 31, 2024.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include deferred revenue, invoices that have been issued to customers but were uncollected and have not been recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of December 31, 2024, our remaining performance obligations were $73.6 million of which we expect to recognize $50.9 million and $22.7 million as revenue within one year and beyond one year, respectively.

3. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by stock options in the money and shares issuable for RSUs subject to service-based vesting requirements to calculate diluted earnings per share.

The following table represents the calculation of basic and diluted earnings per share (unaudited in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income	$671	$2,185	$1,323	$4,781
Per share information:
Earnings per share:
Basic	$0.02	$0.07	$0.05	$0.15
Diluted	$0.02	$0.07	$0.05	$0.15
Weighted-average shares used in computation:
Basic	28,573	31,179	28,622	31,329
Effect of dilutive options and RSUs	486	664	554	662
Diluted	29,059	31,843	29,176	31,991

Weighted-average shares of stock options to purchase 3,361,087 and 3,487,402 shares of common stock for the three months ended December 31, 2024 and 2023, respectively, and weighted-average shares of stock options to purchase 3,415,156 and 3,527,031 shares of common stock for the six months ended December 31, 2024 and 2023, respectively, were not included in the computation of diluted earnings per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

We assess our ability to realize the deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. For the legacy eGain business in the U.S., based upon the weight of available evidence, which includes our historical operating performance, our future investment plans, and the uncertainty in the current market and economic environment, we have provided a full valuation allowance against our net deferred tax assets. Performance improvement in the U.S. could result in a change in the realization of the deferred tax assets in the next twelve months, which would result in a release of the valuation allowance for such jurisdiction. The reversal of such valuation allowance would result in an income tax benefit for the quarterly and annual fiscal periods in which we release the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the positive evidence that exists at such time.

For the legacy eGain business in the United Kingdom, based on the positive evidence, the Company has determined it would be able to utilize the deferred tax assets and does not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations, including its wholly-owned subsidiary Exony Limited, have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the change in valuation allowance, stock-based compensation, Section 267 inclusion, research and development tax credits, and our foreign operations.

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

As of December 31, 2024, utilization of the net operating loss (NOL) or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. The Company has not identified a change in ownership as of December 31, 2024 that would significantly limit the NOL carryovers.

Under the Tax Cuts and Jobs Act, enacted on December 22, 2017 (TCJA), federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but generally may not be carried back, and the deductibility of such NOLs is limited to 80% of taxable income.

In 2024, California enacted legislation including S.B.167, which suspends the use of NOLs by businesses for tax years 2024 through 2026, limits the use of tax credits by businesses to $5 million for tax years 2024 through 2026, and clarifies that income not included in apportionable business income is excluded from the sales factor of the apportionment formula. S.B.175, provides some relief from the $5 million credit limitation in S.B. 167 by allowing taxpayers subject to the limit to elect to later receive a refund of credits they would have otherwise used to reduce tax liabilities during the limitation period.

5. LEASES

We lease our office facilities under non-cancelable operating leases that expire on various dates through fiscal year 2033. We modified one of our existing operating leases by extending the terms under such leases, which resulted in an increase in operating lease right-of-use assets and operating lease liabilities in the amount of approximately $599,000 during the three and six months ended December 31, 2024. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Lease ROU assets and liabilities are recognized on the commencement date at the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments.

Total operating lease costs were $383,000 and $325,000 for the three months ended December 31, 2024 and 2023, respectively. Total operating lease costs were $683,000 and $650,000 for the six months ended December 31, 2024 and 2023, respectively.

For the three and six months ended December 31, 2024, operating cash outflows for operating leases were $322,000 and $596,000, respectively. For the three and six months ended December 31, 2023, operating cash outflows for operating leases were $276,000 and $590,000, respectively.

The following tables present information about leases on our condensed consolidated balance sheets (in thousands):

	December 31,	June 30,
	2024	2024
Assets:
Operating lease right-of-use assets	$3,834	$3,811
Liabilities:
Operating lease liabilities	1,089	1,179
Operating lease liabilities, net of current portion	2,790	2,592

The following table presents information about the weighted average lease term and discount rate as follows:

	December 31,	June 30,
	2024	2024
Weighted average remaining lease term (in years)	5.24	5.52
Weighted average discount rate	8.10%	7.66%

As of December 31, 2024, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal year 2025	$549
Fiscal year 2026	1,159
Fiscal year 2027	1,081
Fiscal year 2028	567
Fiscal year 2029	400
Fiscal year 2030	276
Fiscal year 2031 and thereafter	966
Total minimum lease payments	4,998
Less: Imputed interest	(1,119)
Total operating lease liabilities	3,879
Less: Current operating lease liabilities	(1,089)
Total operating lease liabilities, net of current portion	$2,790

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of December 31, 2024 and June 30, 2024, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $53.8 million and $58.4 million, respectively.

8. SHARE REPURCHASE PROGRAM

On November 14, 2022, our board of directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. On May 31, 2024, our board of directors authorized a $20.0 million increase in its stock repurchase program, bringing the aggregate amount we may purchase thereunder from $20.0 million to $40.0 million of its outstanding common stock. As of December 31, 2024, approximately $10.0 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The original stock repurchase program became effective on November 14, 2022, and was amended on November 14, 2024 to extend the term until the earlier of (i) the date the aggregate amount of shares that can be repurchased under the stock repurchase program have been repurchased and (ii) November 14, 2025, unless further extended. The stock repurchase program does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. During the three months ended December 31, 2024, 420,534 shares have been repurchased for an average acquisition cost per share of $5.73, totaling $2.4 million. During the six months ended December 31, 2024, 1,091,358 shares have been repurchased for an average acquisition cost per share of $6.41, totaling $7.0 million. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock, at cost.

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

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to manage our business plans, strategies, target and outlooks and any business-related forecasts or projections;
●	our ability to improve our current solutions;
●	our ability to innovate and respond to rapid technological change and competitive challenges;
●	our ability to execute our sales and marketing strategy;
●	customer acceptance of our existing and future solutions;
●	our ability to predict subscription renewals;
●	the impact of new legislation or regulations on our business;
●	the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results;
●	our ability to compete;
●	the success of our strategic and distribution partnerships;
●	our ability to obtain capital when needed;
●	our ability to manage future growth;
●	our ability to retain key personnel and hire additional personnel;

●	risks related to protection of our intellectual property;
●	foreign currency fluctuations and inflation;
●	the global economic environment;
●	risks related to public health pandemics; and
●	the risks set forth under “Risk Factors.”

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

Overview

eGain automates customer engagement with an AI knowledge hub SaaS solution. We sell to enterprises who want to better serve customers at scale by delivering trusted answers across self-service, contact centers, and field staff. True to our mantra of AX + BX + CX = DX™, our AI knowledge hub orchestrates effortless Digital eXperience (DX) as it assists Agent eXperience (AX), empowers Business eXperience (BX) and assures Customer eXperience (CX). Many global brands use eGain to improve experience and reduce costs. We are headquartered in Sunnyvale, California in the United States. We also operate in the United Kingdom and India.

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

The following table presents total SaaS and professional services revenue for each of the following periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2024	2023	Change		2024	2023	Change
SaaS revenue	$20,847	$21,996	$(1,149)	(5)%	$40,667	$44,319	$(3,652)	(8)%
Professional services revenue	1,542	1,819	(277)	(15)%	3,521	3,672	(151)	(4)%
Total SaaS and professional services revenue:	$22,389	$23,815	$(1,426)	(6)%	$44,188	$47,991	$(3,803)	(8)%

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

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Income from operations	$650	$2,425	$1,159	$3,841
Add:
Stock-based compensation	622	1,195	1,254	2,403
Non-GAAP income from operations	$1,272	$3,620	$2,413	$6,244

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

Sources of Revenue

Our revenue is comprised of two categories including SaaS and professional services. SaaS revenue includes cloud delivery arrangements, term licenses, embedded OEM royalties, and associated support. An immaterial amount of SaaS revenue is comprised of our legacy revenue which is associated with license, maintenance, and support contracts on perpetual license arrangements that we no longer sell. Professional services includes consulting, implementation, training, and managed services.

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

As of December 31, 2024, our remaining performance obligations were $73.6 million, of which we expect to recognize $50.9 million and $22.7 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue:
SaaS	93%	92%	92%	92%
Professional services	7%	8%	8%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of SaaS	21%	21%	21%	21%
Cost of professional services	9%	8%	10%	8%
Total cost of revenue	30%	29%	31%	29%
Gross profit	70%	71%	69%	71%
Operating expenses:
Research and development	34%	28%	34%	28%
Sales and marketing	23%	22%	23%	24%
General and administrative	9%	10%	10%	12%
Total operating expenses	67%	60%	67%	63%
Income from operations	3%	10%	3%	8%

Revenue

We classify our revenue into two categories: SaaS and professional services revenue, with SaaS revenue being a key metric.

The following table presents our SaaS and professional services revenue during the three and six months ended December 31, 2024 and 2023, respectively:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
SaaS	$20,847	$21,996	$(1,149)	(5)%	$40,667	$44,319	$(3,652)	(8)%
Professional services	1,542	1,819	(277)	(15)%	3,521	3,672	(151)	(4)%
Total revenue	$22,389	$23,815	$(1,426)	(6)%	$44,188	$47,991	$(3,803)	(8)%

Total revenue for the three months ended December 31, 2024 decreased by $1.4 million, while SaaS revenue decreased by $1.1 million, compared to the same period in fiscal year 2024. Total revenue for the six months ended December 31, 2024 decreased by $3.8 million, while SaaS revenue decreased by $3.7 million, compared to the same period in fiscal year 2024.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $151,000 and $340,000 in total revenue during the three months ended December 31, 2024 and 2023, respectively. Foreign exchange rate fluctuation resulted in an increase of $298,000 and an increase of $769,000 for the six months ended December 31, 2024 and 2023, respectively.

SaaS Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
SaaS revenue	$20,847	$21,996	$(1,149)	(5)%	$40,667	$44,319	$(3,652)	(8)%
Percentage of total revenue	93%	92%			92%	92%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS decreased by $1.1 million and $3.7 million during the three and six months ended December 31, 2024, respectively, compared to the same periods in fiscal year 2024. This represented a decrease in SaaS revenue of 5% and 8% for the three and six months ended December 31, 2024, respectively, compared to the same periods in fiscal year 2024.

SaaS revenue represents 93% and 92% of total revenue for the three and six months ended December 31, 2024, respectively,  compared to 92% for the same periods in fiscal year 2024.

Excluding an increase of $144,000 and $276,000 due to foreign exchange rate fluctuation, SaaS revenue decreased by $1.3 million and $3.9 million during the three and six months ended December 31, 2024, respectively, compared to the same periods in fiscal year 2024.

Professional Services Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Professional services revenue	$1,542	$1,819	$(277)	(15)%	$3,521	$3,672	$(151)	(4)%
Percentage of total revenue	7%	8%			8%	8%

Professional services revenue includes consulting, implementation, training, and managed services. Revenue from professional services decreased by $277,000 and $151,000 during the three and six months ended December 31, 2024, respectively, compared to the same periods in fiscal year 2024.

Excluding an increase of $7,000 and $21,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $284,000 and $172,000 during the three and six months ended December 31, 2024, respectively, compared to the same periods in fiscal year 2024.

Revenue by Geography

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
North America	$17,330	$18,836	$(1,506)	(8)%	$33,753	$37,825	$(4,072)	(11)%
Europe, Middle East, & Africa	5,059	4,979	80	2%	10,435	10,166	269	3%
Total revenue	$22,389	$23,815	$(1,426)	(6)%	$44,188	$47,991	$(3,803)	(8)%

Revenue from North America sales decreased by 8% from $18.8 million during the three months ended December 31, 2023 to $17.3 million during the three months ended December 31, 2024, due to decreases of (i) $1.1 million in SaaS revenue and (ii) $356,000 in professional services revenue.

Revenue from North America sales decreased by 11% from $37.8 million during the six months ended December 31, 2023 to $33.8 million during the six months ended December 31, 2024, due to decreases of (i) $3.8 million in SaaS revenue and (ii) $288,000 in professional services revenue.

Revenue from EMEA sales increased by 2% from $5.0 million for the three months ended December 31, 2023 to $5.1 million during the three months ended December 31, 2024, due to increases of (i) $73,000 in SaaS revenue and (ii) $5,000 in professional services revenue.

Revenue from EMEA sales increased by 3% from $10.2 million for the six months ended December 31, 2023 to $10.4 million during the six months ended December 31, 2024, due to increases of (i) $131,000 in SaaS revenue and (ii) $138,000 in professional services revenue.

Cost of Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
SaaS	$4,626	$5,109	$(483)	(9)%	$9,148	$10,156	$(1,008)	(10)%
Professional services	2,054	1,881	173	9%	4,198	3,672	526	14%
Total cost of revenue	$6,680	$6,990	$(310)	(4)%	$13,346	$13,828	$(482)	(3)%
Percentage of total revenue	30%	29%			31%	29%
Gross margin	70%	71%			69%	71%

SaaS

Cost of SaaS revenue consists primarily of expenses related to our cloud services and providing support to our customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of SaaS revenue decreased by $483,000 during the three months ended December 31, 2024, from the same period in fiscal year 2024. This decrease was primarily due to decreases of (i) $208,000 in cloud-computing costs, (ii) $164,000 in personnel-related costs, and (iii) $116,000 in outside consulting costs.

Cost of SaaS revenue decreased by $1.0 million during the six months ended December 31, 2024, from the same period in fiscal year 2024. This decrease was primarily due to decreases of (i) $490,000 in cloud-computing costs, (ii) $393,000 in personnel related costs, and (iii) $132,000 in outside consulting costs.

Excluding an increase of $4,000 and $7,000 due to foreign exchange rate fluctuation, cost of SaaS revenue decreased by $487,000 and $1.0 million during the three and six months ended December 31, 2024, respectively, from the same periods in fiscal year 2024.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services increased by $173,000 during the three months ended December 31, 2024, from the same period in fiscal year 2024. This increase was primarily due to increases of (i) $146,000 in personnel-related costs and (ii) $16,000 in outside consulting costs.

Cost of professional services increased by $526,000 during the six months ended December 31, 2024, from the same period in fiscal year 2024. This increase was primarily due to increases of (i) $505,000 in personnel-related costs and (ii) $14,000 in outside consulting costs.

Excluding increase of $13,000 and $8,000 due to foreign exchange rate fluctuation, cost of professional services revenue increased by $160,000 and $518,000 during the three and six months ended December 31, 2024, respectively, compared to the same periods in fiscal year 2024.

Operating Expenses

Research and Development

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Research and development	$7,708	$6,660	$1,048	16%	$15,129	$13,292	$1,837	14%
Percentage of total revenue	34%	28%			34%	28%

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

Research and development expense increased by 16% to $7.7 million for the three months ended December 31, 2024, from $6.7 million in the same period in fiscal year 2024. Excluding an increase of $7,000 due to foreign exchange rate fluctuation, research and development expense increased primarily due to increases of (i) $848,000 in personnel-related costs and (ii) $191,000 in outside consulting costs.

Research and development expense increased by 14% to $15.1 million for the six months ended December 31, 2024, from $13.3 million in the same period in fiscal year 2024. Excluding an increase of $13,000 due to foreign exchange rate fluctuation, research and development expense increased primarily due to increases of (i) $1.6 million in personnel-related costs and (ii) $179,000 in outside consulting costs.

Sales and Marketing

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Sales and marketing	$5,251	$5,349	$(98)	(2)%	$10,011	$11,453	$(1,442)	(13)%
Percentage of total revenue	23%	22%			23%	24%

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

Sales and marketing expenses decreased by 2% but remained consistent at $5.3 million for the three months ended December 31, 2024, compared to the same period in fiscal year 2024. Excluding an increase of $40,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased primarily due to a decrease of $718,000 in personnel-related costs; partially offset by increases of (i) $530,000 in lead generation costs and (ii) $50,000 in outside consulting costs.

Sales and marketing expenses decreased by 13% to $10.0 million for the six months ended December 31, 2024, from $11.5 million in the same period in fiscal year 2024. Excluding an increase of $116,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased primarily due to decreases of (i) $1.5 million in personnel-related costs and (ii) $120,000 in lead generation costs; partially offset by an increase of $83,000 in outside consulting costs.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
General and administrative	$2,100	$2,391	$(291)	(12)%	$4,543	$5,577	$(1,034)	(19)%
Percentage of total revenue	9%	10%			10%	12%

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

General and administrative expenses decreased by 12% to $2.1 million for the three months ended December 31, 2024, from $2.4 million in the same period in fiscal year 2024. Excluding an increase of $7,000 due to foreign exchange rate fluctuation, general and administrative expense decreased primarily due to decreases of (i) $106,000 in credit loss expense, (ii) $103,000 in outside-consulting costs, (iii) $70,000 in accounting, audit, and administrative fees, (iv) $57,000 in personnel-related costs and (v) $1,000 in investor relations cost; partially offset by an increase of $37,000 in legal related costs.

General and administrative expenses decreased by 19% to $4.5 million for the six months ended December 31, 2024, from $5.6 million in the same period in fiscal year 2024. Excluding an increase of $14,000 due to foreign exchange rate fluctuation, general and administrative expense decreased primarily due to decreases of (i) $792,000 in legal related costs, (ii) $155,000 in outside consulting costs, (iii) $121,000 in personnel-related costs, and (iv) $58,000 in accounting, audit, and administrative fees; partially offset by an increase of (i) $78,000 in credit loss expense.

Income from Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Income from operations	$650	$2,425	$(1,775)	(73)%	$1,159	$3,841	$(2,682)	(70)%
Operating margin	3%	10%			3%	8%

Income from operations was $650,000 and $2.4 million with an operating margin of 3% and 10% during the three months ended December 31, 2024 and 2023, respectively. This is primarily due to a reduction in gross margin and an increase in total research and development cost.

Income from operations was $1.2 million and $3.8 million with an operating margin of 3% and 8% during the six months ended December 31, 2024 and 2023, respectively. This is primarily due to a reduction in gross margin and an increase in total research and development cost.

Interest Income

Interest income primarily consists of interest earned on money market accounts which have decreased rates compared to prior years. Interest income was $661,000 and $982,000 during the three months ended December 31, 2024 and 2023, respectively. Interest income was $1.4 million and $1.9 million during the six months ended December 31, 2024 and 2023, respectively.

Other Expense, Net

Other expense, net was $431,000 and $697,000 during the three months ended December 31, 2024 and 2023, respectively. Other expense, net was $571,000 and $87,000 during the six months ended December 31, 2024 and 2023, respectively.

Other expense, net primarily included foreign exchange rate fluctuations on international trade receivables, net of transactions.

Income Tax Provision

Provision for income taxes consists of state and foreign income taxes. As of December 28, 2024, the Company concluded that a full valuation allowance on its deferred tax assets in the U.S. continued to be appropriate considering cumulative pre-tax losses in recent years and uncertainty with respect to future taxable income. Release of the valuation allowance in the U.S. would result in a benefit to the income tax provision in the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S.

We recorded income tax provision of $209,000 and $697,000 for the three and six months ended December 31, 2024, respectively. We recorded income tax provision of $525,000 and $904,000 for the three and six months ended December 31, 2023, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2024 and June 30, 2024, our principal sources of liquidity were cash and cash equivalents, restricted cash, and accounts receivable totaling $86.3 million and $101.7 million, respectively. Our cash, cash equivalents and restricted cash were $70.5 million and $70.0 million as of December 31, 2024 and June 30, 2024, respectively.

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

Cash Flows

For the six months ended December 31, 2024 and 2023, our cash flows were as follows (in thousands):

	Six Months Ended
	December 31,
	2024	2023
Net cash provided by operating activities	$7,378	$15,826
Net cash used in investing activities	(248)	(135)
Net cash used in financing activities	(6,113)	(2,108)

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities decreased by $8.4 million during the six months ended December 31, 2024, from the same period in fiscal year 2024, driven primarily by the change in net income, deferred revenue, stock-based compensation expense, and the timing of collections for accounts receivable.

Net cash used in investing activities increased by $113,000 during the six months ended December 31, 2024, from the same period in fiscal year 2024, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash used in financing activities increased by $4.0 million during the six months ended December 31, 2024, from the same period in fiscal year 2024, driven primarily by funds used for repurchases of our common stock of approximately $7.0 million, offset by proceeds from exercises of employee stock options and our employee stock purchase plan.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As of December 31, 2024, the future non-cancelable minimum payments under these commitments were approximately $5.0 million.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of December 31, 2024 totaled approximately $16.4 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $1.6 million between December 31, 2024 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between December 31, 2024 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

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

The market for customer engagement software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors, including Genesys Telecommunications Laboratories, Inc., LivePerson, Inc., NICE Ltd., and Verint Systems Inc. In addition, we face actual or potential competition from larger software companies such as Microsoft Corporation, Oracle Corporation, salesforce.com Inc., ServiceNow, Inc., and similar companies that may attempt to sell customer engagement software to their installed base.

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

We derived 23% and 24% of our revenue from EMEA sales during the three and six months ended December 31, 2024 respectively, which is consistent with the three and six months ended December 31, 2023. In addition to those discussed elsewhere in this section, our EMEA sales operations are subject to a number of specific risks, such as:

●	general economic conditions in each country or region in which we do or plan to do business;
●	foreign currency fluctuations and imposition of exchange controls;
●	changes in data privacy laws including European Union’s General Data Protection Regulation (GDPR);
●	difficulty and costs in staffing and managing our international operations;
●	difficulties in collecting accounts receivable and longer collection periods;
●	health or similar issues, such as a pandemic or epidemic;
●	various international trade restrictions and tax consequences;
●	hostilities in various parts of the world, such as the conflict between Russia and Ukraine and the evolving events in Israel and Gaza; and
●	reduced intellectual property protections in some countries.

Any of the above risks could adversely affect our international operations, reduce our revenue from customers outside of the United States or increase our operating costs, each of which could adversely affect our business, results of operations, financial condition, and growth prospects.

As of December 31, 2024, approximately 46% of our workforce was employed in India. Of our employees in India, 50% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the United States, the European Union (EU) and India are also of great importance to our operations.

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

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. We currently serve our customers from third-party data center facilities operated by third parties in the United States and other international locations. Any damage to, or failure of, our systems generally could interrupt service or impair the use or functionality of our cloud operations. In addition, as we continue to increase the number of customers and users on our cloud operations, we will need to increase the capacity of our data center infrastructure. If we do not increase our capacity in a timely manner, customers could experience interruptions or delays in access to our cloud operations. Customer data that we store in third party data centers may also be vulnerable to damage or interruption from floods, fires, earthquake, power loss, telecommunications failures and similar events. Any damage to, or failure of, our systems, or those of our third-party data centers, could result in impairment of or interruptions in our service. Impairment or interruptions in our service may reduce our revenue, cause us to issue credits,  or pay penalties, or cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our cloud operations are unreliable.

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

We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided them. In the past, we have experienced collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future. Although we have established a provision to cover losses due to delays or inability to pay, there can be no assurance that such reserves will be sufficient to cover our losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

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

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles, the U.S.- EU and U.S.-Swiss Safe Harbor Frameworks, and their successors, the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which established a means for legitimating the transfer of personally identifiable information (PII) by U.S. companies doing business in Europe from the European Economic Area (EEA) and Switzerland to the U.S. However, as a result of the October 6, 2015 EU Court of Justice (ECJ), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, and the July 16, 2020 ECJ judgment in Case C-311/18 (Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems) regarding the adequacy of the Privacy Shield Framework, both frameworks are no longer deemed to constitute a valid method of compliance with restrictions set forth in European law regarding the transfer of data outside of the EEA. The EJC also noted that standard contractual clauses (approved by the European Commission as an adequate personal data transfer mechanism) may not necessarily be relied upon in all circumstances. In addition to other mechanisms, in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). The European Commission and the United Kingdom’s Information Commissioner’s Office have published new standard contractual clauses that are required to be implemented. Following issuance of a U.S. Executive Order, a new framework, the EU-U.S. Data Privacy Framework (EU-U.S. DPF) was created as a successor to the Privacy Shield. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the EU-U.S. DPF that allows the transfer of personal data from the UK to the U.S. (UK DPF Extension), is available for companies as a lawful transfer mechanism for personal data transfers to the U.S. from the EEA and UK. The Swiss-U.S. Data Privacy Framework (Swiss-U.S. DPF) also has been established, but has not yet been granted an adequacy decision by the Swiss Federal Data Protection and Information Commissioner. We have self-certified to the EU-U.S. DPF, the UK DPF Extension, and the Swiss-U.S. DPF. The EU-U.S. DPF already has been the subject of legal challenge, however, and more generally, these frameworks may be subject to legal challenges from privacy advocacy groups or others. Additionally, the European Commission's adequacy decision regarding the DPF provides that the DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations in scope by the European Commission. These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions. We may, among other things, be required to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, the United Kingdom or other regions which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 34% of our outstanding capital stock as of December 31, 2024, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 31% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2022, our board of directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. On May 31, 2024, our board of directors authorized a $20.0 million increase in its stock repurchase program, bringing the aggregate amount we may purchase thereunder from $20.0 million to $40.0 million of its outstanding common stock. As of December 31, 2024, approximately $10.0 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The original stock repurchase program became effective immediately as of November 14, 2022, and was amended on November 14, 2024 to extend the term until the earlier of (i) the date the aggregate amount of shares that can be repurchased under the stock repurchase program have been repurchased and (ii) November 14, 2025, unless further extended. The stock repurchase program does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock, at cost.

The following table summarizes the stock repurchase activity for the three months ended of December 31, 2024, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
October 1, 2024 to October 31, 2024	-	$-	-	$12,384
November 1, 2024 to November 30, 2024	61,603	$5.25	61,603	$12,060
December 1, 2024 to December 31, 2024	358,931	$5.81	358,931	$9,975
Total	420,534		420,534

Item 5. Other Information

(c) Trading Plans

During the three months ended December 31, 2024, none of our directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: February 13, 2025	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)