Form 10-Q
period 2025-03-31
EGAIN Corp
filed 2025-05-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 27,350,693 as of May 9, 2025.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	March 31,	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$68,737	$70,003
Restricted cash	8	8
Accounts receivable, less provision for credit losses of $7 and $59 as of March 31, 2025 and June 30, 2024, respectively	12,425	31,731
Costs capitalized to obtain revenue contracts, net	1,157	1,272
Prepaid expenses	2,493	2,915
Other current assets	939	1,195
Total current assets	85,759	107,124
Property and equipment, net	533	441
Operating lease right-of-use assets	3,705	3,811
Costs capitalized to obtain revenue contracts, net of current portion	1,422	1,779
Goodwill	13,186	13,186
Other assets, net	1,615	1,511
Total assets	$106,220	$127,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,971	$2,725
Accrued compensation	7,225	7,642
Accrued liabilities	3,985	5,078
Operating lease liabilities	1,186	1,179
Deferred revenue	35,373	45,989
Total current liabilities	49,740	62,613
Deferred revenue, net of current portion	1,384	3,280
Operating lease liabilities, net of current portion	2,611	2,592
Other long-term liabilities	899	871
Total liabilities	54,634	69,356
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 per share - authorized: 60,000 shares; issued: 33,122 and 32,698 shares; outstanding: 27,598 and 29,160 shares as of March 31, 2025 and June 30, 2024, respectively	33	33
Additional paid-in capital	410,281	407,416
Treasury stock, at cost: 5,524 and 3,538 shares of common stock as of March 31, 2025 and June 30, 2024, respectively	(35,048)	(23,031)
Notes receivable from stockholders	(21)	(21)
Accumulated other comprehensive loss	(1,387)	(2,240)
Accumulated deficit	(322,272)	(323,661)
Total stockholders' equity	51,586	58,496
Total liabilities and stockholders' equity	$106,220	$127,852

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenue:
SaaS	$19,563	$20,324	$60,230	$64,643
Professional services	1,446	2,026	4,967	5,698
Total revenue	21,009	22,350	65,197	70,341
Cost of revenue:
Cost of SaaS	4,594	4,487	13,742	14,643
Cost of professional services	2,129	2,371	6,327	6,043
Total cost of revenue	6,723	6,858	20,069	20,686
Gross profit	14,286	15,492	45,128	49,655
Operating expenses:
Research and development	7,514	6,655	22,643	19,947
Sales and marketing	4,704	5,448	14,715	16,901
General and administrative	2,041	2,451	6,584	8,028
Total operating expenses	14,259	14,554	43,942	44,876
Income from operations	27	938	1,186	4,779
Interest income, net	597	1,002	2,029	2,933
Other income (expense), net	(304)	74	(875)	(13)
Income before income tax provision	320	2,014	2,340	7,699
Income tax provision	(254)	(521)	(951)	(1,425)
Net income	$66	$1,493	$1,389	$6,274
Per share information:
Earnings per share:
Basic	$0.00	$0.05	$0.05	$0.20
Diluted	$0.00	$0.05	$0.05	$0.20
Weighted-average shares used in computation:
Basic	28,065	30,976	28,439	31,212
Diluted	28,482	31,599	28,949	31,858

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income	$66	$1,493	$1,389	$6,274
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	555	(181)	853	(160)
Total comprehensive income	$621	$1,312	$2,242	$6,114

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of December 31, 2024	28,481	$33	$409,551	4,629	$(30,025)	$(21)	$(1,942)	$(322,338)	$55,258
Issuance of common stock upon exercise of stock options	12	—	31	—	—	—	—	—	31
Repurchase of common stock	(895)	—	—	895	(5,023)	—	—	—	(5,023)
Stock-based compensation	—	—	699	—	—	—	—	—	699
Foreign currency translation adjustments	—	—	—	—	—	—	555	—	555
Net income	—	—	—	—	—	—	—	66	66
Balances as of March 31, 2025	27,598	$33	$410,281	5,524	$(35,048)	$(21)	$(1,387)	$(322,272)	$51,586

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of December 31, 2023	31,202	$32	$404,320	1,260	$(8,778)	$(20)	$(2,101)	$(326,660)	$66,793
Interest on stockholder notes	—	—	—	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	61	1	160	—	—	—	—	—	161
Repurchase of common stock	(881)	—	—	881	(5,514)				(5,514)
Stock-based compensation	—	—	1,110	—	—	—	—	—	1,110
Foreign currency translation adjustments	—	—	—	—	—	—	(181)	—	(181)
Net income	—	—	—	—	—	—	—	1,493	1,493
Balances as of March 31, 2024	30,382	$33	$405,590	2,141	$(14,292)	$(21)	$(2,282)	$(325,167)	$63,861

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Nine Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2024	29,160	$33	$407,416	3,538	$(23,031)	$(21)	$(2,240)	$(323,661)	$58,496
Issuance of common stock upon exercise of stock options	161	—	488	—	—	—	—	—	488
Issuance of common stock upon vesting of restricted stock units	169	—	—	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	94	—	424	—	—	—	—	—	424
Repurchase of common stock	(1,986)	—	—	1,986	(12,017)	—	—	—	(12,017)
Stock-based compensation	—	—	1,953	—	—	—	—	—	1,953
Foreign currency translation adjustments	—	—	—	—	—	—	853	—	853
Net income	—	—	—	—	—	—	—	1,389	1,389
Balances as of March 31, 2025	27,598	$33	$410,281	5,524	$(35,048)	$(21)	$(1,387)	$(322,272)	$51,586

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Nine Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2023	31,482	$32	$401,087	786	$(5,763)	$(97)	$(2,122)	$(331,441)	$61,696
Interest on stockholder notes	—	—	—	—	—	(1)	—	—	(1)
Repayment of stockholder notes	—	—	—	—	—	77	—	—	77
Issuance of common stock upon exercise of stock options	185	1	573	—	—	—	—	—	574
Issuance of common stock in connection with employee stock purchase plan	70	—	417	—	—	—	—	—	417
Repurchase of common stock	(1,355)	—	—	1,355	(8,529)				(8,529)
Stock-based compensation	—	—	3,513	—	—	—	—	—	3,513
Foreign currency translation adjustments	—	—	—	—	—	—	(160)	—	(160)
Net income	—	—	—	—	—	—	—	6,274	6,274
Balances as of March 31, 2024	30,382	$33	$405,590	2,141	$(14,292)	$(21)	$(2,282)	$(325,167)	$63,861

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,389	$6,274
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	1,046	1,170
Amortization of right-of-use assets	803	829
Depreciation and amortization	263	296
Provision for credit losses	63	99
Deferred income taxes	(250)	(464)
Stock-based compensation	1,953	3,513
Gain on disposal of property and equipment	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	19,422	20,505
Costs capitalized to obtain revenue contracts	(542)	(522)
Prepaid expenses	433	75
Other current assets	248	(54)
Other non-current assets	137	(139)
Accounts payable	(763)	(508)
Accrued compensation	(443)	(754)
Accrued liabilities	(764)	233
Deferred revenue	(12,758)	(12,328)
Operating lease liabilities	(673)	(709)
Other long-term liabilities	29	58
Net cash provided by operating activities	9,588	17,574
Cash flows from investing activities:
Purchases of property and equipment	(352)	(149)
Net cash used in investing activities	(352)	(149)
Cash flows from financing activities:
Proceeds from exercise of stock options	488	574
Proceeds from employee stock purchase plan	424	417
Repurchases of common stock	(12,017)	(8,529)
Interest on stockholder notes		(1)
Repayment of stockholder notes	—	77
Net cash used in financing activities	(11,105)	(7,462)
Effect of change in exchange rates on cash and cash equivalents	603	(182)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,266)	9,781
Cash, cash equivalents and restricted cash at beginning of period	70,011	73,208
Cash, cash equivalents and restricted cash at end of period	$68,745	$82,989

Supplemental cash flow disclosures:
Cash paid for taxes	$920	$1,165
Right-of-use assets and lease liabilities recognized from lease modification	$677	2,140
Non-cash items:
Purchases of equipment included in accounts payable	$4	$—

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation (eGain, the Company, our, we or us) automates customer engagement with an AI knowledge hub SaaS solution. We sell to enterprises who want to better serve customers at scale by delivering trusted answers across self-service, contact centers, and field staff. True to our mantra of AX + BX + CX = DX™, our AI knowledge hub orchestrates effortless Digital eXperience (DX) as it assists Agent eXperience (AX), empowers Business eXperience (BX) and assures Customer eXperience (CX). Many global brands use eGain to improve experience and reduce costs. We are headquartered in Sunnyvale, California in the United States (U.S.). We also operate in the United Kingdom and India.

Fiscal Year

The Company’s fiscal year ends on June 30. References to fiscal year 2025 refers to the Company’s fiscal year ending June 30, 2025. References to fiscal year 2024 refers to the Company’s fiscal year ended June 30, 2024.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2025 and the condensed consolidated statements of operations, comprehensive income, and stockholders’ equity for the three and nine months ended March 31, 2025 and cash flows for the nine months ended March 31, 2025 are unaudited. The condensed consolidated balance sheet as of June 30, 2024 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.

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

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires fair value measurement of certain crypto assets each reporting period with changes in fair value reflected in net income. The amendments also require disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The ASU is effective for fiscal years beginning after December 15, 2024 (our fiscal year 2026), with early adoption permitted. The ASU is required to be applied retrospectively to all prior periods presented in the financial statements once adopted. We are currently evaluating the impact of this update on our condensed consolidated financial statements and related disclosures.

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

During the three and nine months ended March 31, 2025, we capitalized $24,000 and $542,000 of costs to obtain revenue contracts, respectively, and amortized $362,000 and $1.0 million to sales and marketing expense, respectively.

During the three and nine months ended March 31, 2024, we capitalized $36,000 and $522,000 of costs to obtain revenue contracts, respectively, and amortized $325,000 and $1.2 million to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $2.6 million and $3.1 million as of March 31, 2025 and June 30, 2024, respectively, on our condensed consolidated balance sheets.

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

The following table presents our income from operations among our three operating regions (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Income from operations:
North America	$(153)	$1,085	$215	$5,039
Europe, Middle East, & Africa	1,636	1,416	5,797	4,607
Asia Pacific	(1,456)	(1,563)	(4,826)	(4,867)
Income from operations	$27	$938	$1,186	$4,779

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	March 31,	June 30,
	2025	2024
Long-lived assets:
North America	$311	$216
Europe, Middle East, & Africa	68	81
Asia Pacific	154	144
Long-lived assets	$533	$441

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

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents, restricted cash, and accounts receivable. We complement direct sales with resell partnerships based on product connectors into cloud contact center platforms. We also partner with system integrators and managed service providers. One customer, who is also one of our resell partners, accounted for more than 10% of total revenue during the three and nine months ended March 31, 2025. Two customers, one of which is also a resell partner, accounted for more than 10% of total revenue during the three and nine months ended March 31, 2024. Two customers, one of which is our resell partner, accounted for 10% or more of our gross accounts receivable balance, less provision for credit losses as of March 31, 2025. Four customers, one of which is our resell partner, accounted for 10% or more of our gross account receivable balance, less provision for credit losses as of June 30, 2024.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and becomes billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.3 million and $3.6 million as of March 31, 2025 and June 30, 2024, respectively, and are included in the gross accounts receivable balance, less provision for credit losses on the accompanying condensed consolidated balance sheets.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Stock-based compensation expense:
Cost of revenue	$217	$343	$679	$924
Research and development	272	331	523	1,095
Sales and marketing	98	120	277	476
General and administrative	112	316	474	1,018
Total stock-based compensation expense	$699	$1,110	$1,953	$3,513

Total stock-based compensation includes expense related to non-employee awards of $11,000 and $42,000 during the three and nine months ended March 31, 2025, respectively. Total stock-based compensation includes expense related to non-employee awards of $26,000 and $77,000 during the three and nine months ended March 31, 2024, respectively.

Total stock-based compensation includes expense related to the ESPP of $84,000 and $245,000 for the three and nine months ended March 31, 2025, respectively. Total stock-based compensation includes expense related to the ESPP of $102,000 and $268,000 for the three and nine months ended March 31, 2024, respectively.

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

During the three months ended March 31, 2025 and 2024, we granted options to purchase 149,700 and 9,600 shares of common stock with a weighted-average grant date fair value of $2.52 and $3.17 per share, respectively.

During the nine months ended March 31, 2025 and 2024, we granted options to purchase 513,467 and 60,000 shares of common stock with a weighted-average grant date fair value of $2.66 and $3.27 per share, respectively.

We used the following weighted-average assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Expected volatility	53%	55%	54%	54%
Average risk-free interest rate	4.25%	4.12%	4.15%	4.32%
Expected life (in years)	4.55	4.56	4.56	4.55
Dividend yield	—	—	—	—

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

On December 1, 2024, certain employees were granted the right to purchase an aggregate of 103,618 shares under the ESPP. Stock-based compensation expense for the three and nine months ended March 31, 2025 was $84,000 and $115,000, respectively.

On December 1, 2023, certain employees were granted the right to purchase an aggregate of 87,332 shares under the ESPP. Stock-based compensation expense for the three and nine months ended March 31, 2024 was $102,000 and $136,000, respectively.

As of March 31, 2025, there were 674,749 shares of common stock available for issuance under the ESPP.

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

As of March 31, 2025, there was approximately $998,000 of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 1.06 years. There were 11,800 and 60,992 options exercised during the three months ended March 31, 2025 and 2024, respectively. There were 161,117 and 184,492 options exercised during the nine months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there was approximately $740,000 of total unrecognized compensation cost, net of expected forfeitures, related to unvested RSUs, which is expected to be recognized over the weighted-average period of 0.63 years.  There were no RSUs granted during the three months ended March 31, 2025. There were 226,654 RSUs granted during the nine months ended March 31, 2025, with a weighted average grant date fair value of $5.71 per share. There were no RSUs granted during the three months ended March 31, 2024. There were 200,821 RSUs with a weighted average grant date fair value of $7.55 per share granted during the nine months ended March 31, 2024.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment during the three and nine months ended March 31, 2025.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our SaaS and professional services revenue during the three and nine months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenue:
SaaS revenue	$19,563	$20,324	$60,230	$64,643
Professional services revenue	1,446	2,026	4,967	5,698
Total revenue	$21,009	$22,350	$65,197	$70,341

The following table presents our revenue recognized over-time and at a point-in-time during the three and nine months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenue:
Over-time	$19,977	$20,141	$60,829	$62,582
Point-in-time	1,032	2,209	4,368	7,759
Total revenue	$21,009	$22,350	$65,197	$70,341

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenue:
North America	$16,452	$17,417	$50,205	$55,242
Europe, Middle East, & Africa	4,557	4,933	14,992	15,099
Total revenue	$21,009	$22,350	$65,197	$70,341

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

The following table presents our contract liabilities (in thousands):

	March 31, 2025	June 30, 2024
Contract liabilities:
Deferred revenue	$35,373	$45,989
Deferred revenue, net of current portion	1,384	3,280
Total deferred revenue	$36,757	$49,269

$7.9 million and $30.6 million of deferred revenue as of June 30, 2024 was recognized as revenue during the three and nine months ended March 31, 2025, respectively.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, and include deferred revenue, invoices that have been issued to customers but are uncollected and not yet recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of March 31, 2025, our remaining performance obligations were $66.5 million, of which we expect to recognize $44.3 million and $22.2 million as revenue within one year and beyond one year, respectively.

3. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by stock options in the money and shares issuable for RSUs subject to service-based vesting requirements to calculate diluted earnings per share.

The following table represents the calculation of basic and diluted earnings per share (unaudited; in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income	$66	$1,493	$1,389	$6,274
Per share information:
Earnings per share:
Basic	$0.00	$0.05	$0.05	$0.20
Diluted	$0.00	$0.05	$0.05	$0.20
Weighted-average shares used in computation:
Basic	28,065	30,976	28,439	31,212
Effect of dilutive options and RSUs	417	623	510	646
Diluted	28,482	31,599	28,949	31,858

Weighted-average shares of stock options to purchase 3,527,358 and 3,458,040 shares of common stock for the three months ended March 31, 2025 and 2024, respectively, and weighted-average shares of stock options to purchase 3,458,061 and 3,504,202 shares of common stock for the nine months ended March 31, 2025 and 2024, respectively, were not included in the computation of diluted earnings per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

As of March 31, 2025, utilization of the net operating loss (NOL) or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. The Company has not identified a change in ownership as of March 31, 2025 that would significantly limit the NOL carryovers.

Under the Tax Cuts and Jobs Act, enacted on December 22, 2017, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but generally may not be carried back, and the deductibility of such NOLs is limited to 80% of taxable income.

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

5. LEASES

We lease our office facilities under non-cancelable operating leases that expire on various dates through fiscal year 2033. We modified two of our existing operating leases by extending the terms under such leases, which resulted in an increase in operating lease ROU assets and operating lease liabilities in the amount of approximately $71,000 and $677,000 during the three and nine months ended March 31, 2025, respectively. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Lease ROU assets and liabilities are recognized on the commencement date at the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments.

Total operating lease costs were $330,000 and $353,000 for the three months ended March 31, 2025 and 2024, respectively. Total operating lease costs remained consistent at $1.0 million for the nine months ended March 31, 2025 and 2024.

For the three and nine months ended March 31, 2025, operating cash outflows for operating leases were $287,000 and $883,000, respectively. For the three and nine months ended March 31, 2024, operating cash outflows for operating leases were $310,000 and $900,000, respectively.

The following tables present information about leases on our condensed consolidated balance sheets (in thousands):

	March 31,	June 30,
	2025	2024
Assets:
Operating lease right-of-use assets	$3,705	$3,811
Liabilities:
Operating lease liabilities	1,186	1,179
Operating lease liabilities, net of current portion	2,611	2,592

The following table presents information about the weighted average lease term and discount rate as follows:

	March 31,	June 30,
	2025	2024
Weighted average remaining lease term (in years)	5.12	5.52
Weighted average discount rate	8.26%	7.66%

As of March 31, 2025, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal year 2025	$294
Fiscal year 2026	1,209
Fiscal year 2027	1,091
Fiscal year 2028	577
Fiscal year 2029	409
Fiscal year 2030	285
Fiscal year 2031 and thereafter	998
Total minimum lease payments	4,863
Less: Imputed interest	(1,066)
Total operating lease liabilities	3,797
Less: Current operating lease liabilities	(1,186)
Total operating lease liabilities, net of current portion	$2,611

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

We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us. Our technologies may be subject to injunction if they are found to infringe the rights of a third-party. In addition, our agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim.

Warranty

We generally warrant that the program portion of our software will perform substantially in accordance with certain specifications for a period up to one year from the date of delivery. Our liability for a breach of this warranty is either a return of the license fee or providing a fix, patch, work-around or replacement of the software.

We also provide standard warranties against and indemnification for the potential infringement of third-party intellectual property rights to our customers relating to the use of our products, as well as indemnification agreements with certain officers and employees under which we may be required to indemnify such persons for liabilities arising out of their duties to us. The terms of such obligations vary. Generally, the maximum obligation is the amount permitted by law. Historically, cost related to these warranties have not been significant. However, we cannot guarantee that a warranty reserve will not become necessary in the future.

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of March 31, 2025 and June 30, 2024, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $48.8 million and $58.4 million, respectively.

8. SHARE REPURCHASE PROGRAM

On November 14, 2022, our board of directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. On May 31, 2024, our board of directors authorized a $20.0 million increase in its stock repurchase program, bringing the aggregate amount we may purchase thereunder from $20.0 million to $40.0 million of its outstanding common stock. As of March 31, 2025, approximately $5.0 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The original stock repurchase program became effective on November 14, 2022, and was amended on November 14, 2024 to extend the term until the earlier of (i) the date the aggregate amount of shares that can be repurchased under the stock repurchase program have been repurchased and (ii) November 14, 2025, unless further extended. The stock repurchase program does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. During the three months ended March 31, 2025, 894,620 shares have been repurchased for an average acquisition cost per share of $5.61, totaling $5.0 million. During the nine months ended March 31, 2025, 1,985,978 shares have been repurchased for an average acquisition cost per share of $6.05, totaling $12.0 million. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock, at cost.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements that involve risks and uncertainties include statements as to:

●	our belief that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income;
●	expected benefits of our solutions to our clients and partners;
●	our value proposition;
●	customer and market expectations in the market in which we operate, and our ability to meet expectations and satisfy such needs;
●	our lengthy sales cycles and the difficulty in predicting timing of sales or delays;
●	our expectations with respect to revenue, cost of revenue, expenses and other financial metrics;
●	our business plans, strategies, targets, and outlook;

●	changes in technology, including AI technology and services;
●	our expectations related to our product development plan;
●	competition in the markets in which we do business and our competitive advantages;
●	our beliefs regarding our prospects for our business;
●	changes in demand for our solutions;
●	our expectations regarding the composition of our customers and the result of a loss of a significant customer;
●	our reliance on strategic and third-party distribution partnerships;
●	the risk of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks;
●	our ability to timely adapt and comply with changing European regulatory and political environments;
●	the effect of recent changes in U.S. tax legislation;
●	the effect of compliance with privacy laws and regulations on our business and our customers;
●	our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights;
●	the adequacy of our capital resources and our ability to raise additional financing;
●	the risks related to our international operations;
●	the potential impact of foreign currency fluctuations and inflation; and
●	the potential impact of health epidemics.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A. of this report, “Risk Factors,” before deciding whether to invest in our company:

●	Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.
●	Our SaaS business model is subject to certain risks.
●	Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.
●	We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
●	Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.
●	Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business.
●	The market for customer engagement software, including generative AI product offerings, is competitive, and our business will be adversely affected if we are unable to successfully compete.
●	If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, we may be unable to grow our business, which could negatively impact our operating results and financial condition.
●	Our failure to maintain, develop or expand strategic and third-party distribution channels would impede our revenue growth.
●	Difficulties and delays in customers implementing our products could harm our revenue and margins.

●	We conduct a significant portion of our business and operations outside of the U.S., which exposes us to additional risks that may not exist in the U.S. These risks in turn could cause our operating results and financial condition to suffer.
●	Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities could impair the use or functionality of our cloud operations and harm our business.
●	Software errors could be costly and time-consuming for us to correct, and could harm our reputation and impair our ability to sell our solutions.
●	The terms we agree to in our Service Level Agreements or other contracts may result in increased costs or liabilities, which would in turn affect our results of operations.
●	If we are unable to increase the profitability of SaaS revenue, if we experience significant customer attrition, or if we are required to delay recognition of revenue, our operating results could be adversely affected.
●	We depend on broad market acceptance of our applications and of our business model. If our expectations regarding the market for our applications are not met, our business could be seriously harmed.
●	We may be unable to respond to the rapid technological change and changing customer preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may cause our business to suffer.
●	We employ third-party technologies for use in or with our platform and the inability to license such technologies on commercially reasonable terms or the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.
●	Our offshore product development, support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals, produce effective new solutions and provide professional services to drive growth.
●	If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data or our data or IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
●	Changes in the European regulatory environment regarding privacy and data protection regulations, such as the GDPR, could expose us to risks of noncompliance and costs associated with compliance.
●	Privacy concerns and laws, evolving regulation of cloud computing and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Overview

eGain automates customer engagement with an AI knowledge hub SaaS solution. We sell to enterprises who want to better serve customers at scale by delivering trusted answers across self-service, contact centers, and field staff. True to our mantra of AX + BX + CX = DX™, our AI knowledge hub orchestrates effortless Digital eXperience (DX) as it assists Agent eXperience (AX), empowers Business eXperience (BX) and assures Customer eXperience (CX). Many global brands use eGain to improve experience and reduce costs. We are headquartered in Sunnyvale, California in the U.S. We also operate in the United Kingdom and India.

Key Financial Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

Revenue

We believe total revenue is a useful measure to value our business. SaaS revenue is defined as revenue from cloud delivery arrangements, term licenses, embedded OEM royalties and associated support. Professional services revenue includes system implementation, consulting, training, and managed services.

The following table presents total revenue for each of the following periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2025	2024	Change		2025	2024	Change
SaaS revenue	$19,563	$20,324	$(761)	(4)%	$60,230	$64,643	$(4,413)	(7)%
Professional services revenue	1,446	2,026	(580)	(29)%	4,967	5,698	(731)	(13)%
Total revenue:	$21,009	$22,350	$(1,341)	(6)%	$65,197	$70,341	$(5,144)	(7)%

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

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2025	2024	2025	2024
Income from operations	$27	$938	$1,186	$4,779
Add:
Stock-based compensation	699	1,110	1,953	3,513
Non-GAAP income from operations	$726	$2,048	$3,139	$8,292

Critical Accounting Policies and Estimates

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

As of March 31, 2025, our remaining performance obligations were $66.5 million, of which we expect to recognize $44.3 million and $22.2 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenue:
SaaS	93%	91%	92%	92%
Professional services	7%	9%	8%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of SaaS	22%	20%	21%	21%
Cost of professional services	10%	11%	10%	9%
Total cost of revenue	32%	31%	31%	30%
Gross profit	68%	69%	69%	70%
Operating expenses:
Research and development	36%	30%	35%	28%
Sales and marketing	22%	24%	23%	24%
General and administrative	10%	11%	10%	11%
Total operating expenses	68%	65%	68%	63%
Income from operations	0%	4%	2%	7%

Revenue

We classify our revenue into two categories: SaaS and professional services revenue, with SaaS revenue being a key metric.

The following table presents our SaaS and professional services revenue during the three and nine months ended March 31, 2025 and 2024, respectively:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
SaaS	$19,563	$20,324	$(761)	(4)%	$60,230	$64,643	$(4,413)	(7)%
Professional services	1,446	2,026	(580)	(29)%	4,967	5,698	(731)	(13)%
Total revenue	$21,009	$22,350	$(1,341)	(6)%	$65,197	$70,341	$(5,144)	(7)%

Total revenue for the three months ended March 31, 2025 decreased by $1.3 million, while SaaS revenue decreased by $761,000, compared to the same period in fiscal year 2024. Total revenue for the nine months ended March 31, 2025 decreased by $5.1 million, while SaaS revenue decreased by $4.4 million, compared to the same period in fiscal year 2024.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in a decrease of $33,000 and $226,000 in total revenue during the three months ended March 31, 2025 and 2024, respectively. Foreign exchange rate fluctuation resulted in an increase of $271,000 and an increase of $999,000 for the nine months ended March 31, 2025 and 2024, respectively.

SaaS Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
SaaS revenue	$19,563	$20,324	$(761)	(4)%	$60,230	$64,643	$(4,413)	(7)%
Percentage of total revenue	93%	91%			92%	92%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS decreased by $761,000 and $4.4 million during the three and nine months ended March 31, 2025, respectively, compared to the same periods in fiscal year 2024. This represented a decrease in SaaS revenue of 4% and 7% for the three and nine months ended March 31, 2025, respectively, compared to the same periods in fiscal year 2024.

SaaS revenue represents 93% and 92% of total revenue for the three and nine months ended March 31, 2025, respectively,  compared to 91% and 92% for the same periods in fiscal year 2024.

Excluding a decrease of $32,000 and an increase of $248,000 due to foreign exchange rate fluctuation, SaaS revenue decreased by $729,000 and $4.7 million during the three and nine months ended March 31, 2025, respectively, compared to the same periods in fiscal year 2024.

Professional Services Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Professional services revenue	$1,446	$2,026	$(580)	(29)%	$4,967	$5,698	$(731)	(13)%
Percentage of total revenue	7%	9%			8%	8%

Professional services revenue includes consulting, implementation, training, and managed services. Revenue from professional services decreased by $580,000 and $731,000 during the three and nine months ended March 31, 2025, respectively, compared to the same periods in fiscal year 2024.

Excluding a decrease of $1,000 and an increase of $22,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $579,000 and $753,000 during the three and nine months ended March 31, 2025, respectively, compared to the same periods in fiscal year 2024.

Revenue by Geography

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
North America	$16,452	$17,417	$(965)	(6)%	$50,205	$55,242	$(5,037)	(9)%
Europe, Middle East, & Africa	4,557	4,933	(376)	(8)%	14,992	15,099	(107)	(1)%
Total revenue	$21,009	$22,350	$(1,341)	(6)%	$65,197	$70,341	$(5,144)	(7)%

Revenue from North America sales decreased by 6% from $17.4 million during the three months ended March 31, 2024 to $16.5 million during the three months ended March 31, 2025, due to decreases of (i) $540,000 in professional services revenue and (ii) $425,000 in SaaS revenue.

Revenue from North America sales decreased by 9% from $55.2 million during the nine months ended March 31, 2024 to $50.2 million during the nine months ended March 31, 2025, due to decreases of (i) $4.2 million in SaaS revenue and (ii) $828,000 in professional services revenue.

Revenue from EMEA sales decreased by 8% from $4.9 million for the three months ended March 31, 2024 to $4.6 million during the three months ended March 31, 2025, due to decreases of (i) $336,000 in SaaS revenue and (ii) $40,000 in professional services revenue.

Revenue from EMEA sales decreased by 1% from $15.1 million for the nine months ended March 31, 2024 to $15.0 million during the nine months ended March 31, 2025, due to a decrease of $205,000 in SaaS revenue; partially offset by an increase of $98,000 in professional services revenue.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
SaaS	$4,594	$4,487	$107	2%	$13,742	$14,643	$(901)	(6)%
Professional services	2,129	2,371	(242)	(10)%	6,327	6,043	284	5%
Total cost of revenue	$6,723	$6,858	$(135)	(2)%	$20,069	$20,686	$(617)	(3)%
Percentage of total revenue	32%	31%			31%	30%
Gross margin	68%	69%			69%	70%

SaaS

Cost of SaaS revenue consists primarily of expenses related to our cloud services and providing support to our customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of SaaS revenue increased by $107,000 during the three months ended March 31, 2025, from the same period in fiscal year 2024. This increase was primarily due to an increase of $658,000 in cloud-computing costs; partially offset by decreases of (i) $460,000 in personnel-related costs and (ii) $67,000 in outside consulting costs.

Cost of SaaS revenue decreased by $901,000 during the nine months ended March 31, 2025, from the same period in fiscal year 2024. This decrease was primarily due to decreases of (i) $854,000 in personnel-related costs and (ii) $199,000 in outside consulting costs; partially offset by an increase of $168,000 in cloud-computing costs.

Excluding a decrease of $24,000 and $16,000 due to foreign exchange rate fluctuation, cost of SaaS revenue increased by $131,000 and decreased by $885,000 during the three and nine months ended March 31, 2025, respectively, from the same periods in fiscal year 2024.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased by $242,000 during the three months ended March 31, 2025, from the same period in fiscal year 2024. This decrease was primarily due to decreases of (i) $229,000 in personnel-related costs and (ii) $3,000 in outside consulting costs.

Cost of professional services increased by $284,000 during the nine months ended March 31, 2025, from the same period in fiscal year 2024. This increase was primarily due to increases of (i) $271,000 in personnel-related costs and (ii) $10,000 in outside consulting costs.

Excluding a decrease of $10,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $232,000 during the three months ended March 31, 2025, compared to the same period in fiscal year 2024.

Excluding a decrease of $3,000 due to foreign exchange rate fluctuation, cost of professional services revenue increased by $287,000 during the nine months ended March 31, 2025, compared to the same period in fiscal year 2024.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Research and development	$7,514	$6,655	$859	13%	$22,643	$19,947	$2,696	14%
Percentage of total revenue	36%	30%			35%	28%

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

Research and development expense increased by 13% to $7.5 million for the three months ended March 31, 2025, from $6.7 million in the same period in fiscal year 2024. Excluding a decrease of $43,000 due to foreign exchange rate fluctuation, research and development expense increased primarily due to increases of (i) $884,000 in personnel-related costs and (ii) $18,000 in outside consulting costs.

Research and development expense increased by 14% to $22.6 million for the nine months ended March 31, 2025, from $19.9 million in the same period in fiscal year 2024. Excluding a decrease of $26,000 due to foreign exchange rate fluctuation, research and development expense increased primarily due to increases of (i) $2.5 million in personnel-related costs and (ii) $197,000 in outside consulting costs.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Sales and marketing	$4,704	$5,448	$(744)	(14)%	$14,715	$16,901	$(2,186)	(13)%
Percentage of total revenue	22%	24%			23%	24%

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

Sales and marketing expenses decreased by 14% to $4.7 million for the three months ended March 31, 2025, from $5.4 million in the same period in fiscal year 2024. Excluding a decrease of $7,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased primarily due to decreases of (i) $666,000 in personnel-related costs and (ii) $77,000 in lead generation costs; partially offset by an increase of $6,000 in outside consulting costs.

Sales and marketing expenses decreased by 13% to $14.7 million for the nine months ended March 31, 2025, from $16.9 million in the same period in fiscal year 2024. Excluding an increase of $103,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased primarily due to decreases of (i) $2.2 million in personnel-related costs and (ii) $191,000 in lead generation costs; partially offset by an increase of $90,000 in outside consulting costs.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
General and administrative	$2,041	$2,451	$(410)	(17)%	$6,584	$8,028	$(1,444)	(18)%
Percentage of total revenue	10%	11%			10%	11%

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

General and administrative expenses decreased by 17% to $2.0 million for the three months ended March 31, 2025, from $2.5 million in the same period in fiscal year 2024. Excluding a decrease of $6,000 due to foreign exchange rate fluctuation, general and administrative expense decreased primarily due to decreases of (i) $220,000 in personnel-related costs, (ii) $112,000 in credit loss expense, (iii) $39,000 in outside-consulting costs, (iv) $27,000 in legal related costs, and (v) $7,000 in accounting, audit, and administrative fees; partially offset by an increase of $1,000 in investor relations cost.

General and administrative expenses decreased by 18% to $6.6 million for the nine months ended March 31, 2025, from $8.0 million in the same period in fiscal year 2024. Excluding an increase of $10,000 due to foreign exchange rate fluctuation, general and administrative expense decreased primarily due to decreases of (i) $818,000 in legal related costs, (ii) $342,000 in personnel-related costs, (iii) $194,000 in outside-consulting costs, (iv) $66,000 in accounting, audit, and administrative fees, and (v) $35,000 in credit loss expense; partially offset by an increase of $1,000 in investor relations cost.

Income from Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Income from operations	$27	$938	$(911)	(97)%	$1,186	$4,779	$(3,593)	(75)%
Operating margin	0%	4%			2%	7%

Income from operations was $27,000 and $938,000 with an operating margin of 0% and 4% during the three months ended March 31, 2025 and 2024, respectively. This is primarily due to a reduction in gross margin.

Income from operations was $1.2 million and $4.8 million with an operating margin of 2% and 7% during the nine months ended March 31, 2025 and 2024, respectively. This is primarily due to a reduction in gross margin.

Interest Income, Net

Interest income, net primarily consists of interest earned on money market accounts which have decreased rates compared to prior years. Interest income, net was $597,000 and $1.0 million during the three months ended March 31, 2025 and 2024, respectively. Interest income, net was $2.0 million and $2.9 million during the nine months ended March 31, 2025 and 2024, respectively.

Other Income (Expense), Net

Other income (expense), net was an expense of $304,000 and income of $74,000 during the three months ended March 31, 2025 and 2024, respectively. Other income (expense), net was expense of $875,000 and $13,000 during the nine months ended March 31, 2025 and 2024, respectively. Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables, net of transactions.

Income Tax Provision

Provision for income taxes consists of state and foreign income taxes. As of March 31, 2025, the Company concluded that a full valuation allowance on its deferred tax assets in the U.S. continued to be appropriate considering cumulative pre-tax losses in recent years and uncertainty with respect to future taxable income. Release of the valuation allowance in the U.S. would result in a benefit to the income tax provision in the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S.

We recorded income tax provision of $254,000 and $951,000 for the three and nine months ended March 31, 2025, respectively. We recorded income tax provision of $521,000 and $1.4 million for the three and nine months ended March 31, 2024, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2025 and June 30, 2024, our principal sources of liquidity were cash and cash equivalents, restricted cash, and accounts receivable totaling $81.2 million and $101.7 million, respectively. Our cash, cash equivalents and restricted cash were $68.7 million and $70.0 million as of March 31, 2025 and June 30, 2024, respectively.

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

Cash Flows

For the nine months ended March 31, 2025 and 2024, our cash flows were as follows (in thousands):

	Nine Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$9,588	$17,574
Net cash used in investing activities	(352)	(149)
Net cash used in financing activities	(11,105)	(7,462)

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities decreased by $8.0 million during the nine months ended March 31, 2025, from the same period in fiscal year 2024, driven primarily by the change in net income, stock-based compensation expense, and the timing of collections for accounts receivable.

Net cash used in investing activities increased by $203,000 during the nine months ended March 31, 2025, from the same period in fiscal year 2024, driven primarily by activities related to the purchase of equipment for new employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash used in financing activities increased by $3.6 million during the nine months ended March 31, 2025, from the same period in fiscal year 2024, driven primarily by funds used for repurchases of our common stock of approximately $12.0 million, offset by proceeds from exercises of employee stock options and our employee stock purchase plan.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As of March 31, 2025, the future non-cancelable minimum payments under these commitments were approximately $4.9 million.

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the U.S. and India and sell these products in the U.S. and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of March 31, 2025 totaled approximately $24.3 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.4 million between March 31, 2025 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between March 31, 2025 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us. Our technologies may be subject to injunction if they are found to infringe the rights of a third-party. In addition, our agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim.

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

We generally recognize revenue upon the transfer of control of promised services to our customers in the amount that is commensurate with the consideration that we expect to receive in exchange for those services. If an arrangement requires significant customization or implementation services from us, recognition of the associated subscription and service revenue could be delayed. The timing of the commencement and completion of these services is subject to factors that may be beyond our control, as this process may require access to the customers’ facilities and coordination with the customer’s personnel after delivery of the software obligations. In addition, customers could cancel or delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers cancel or have difficulty deploying our products or require significant amounts of our professional services, support, or customized features, revenue recognition could be cancelled or further delayed and our costs could increase, causing increased variability in our operating results.

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

We conduct a significant portion of our business and operations outside of the U.S., which exposes us to additional risks that may not exist in the U.S. These risks in turn could cause our operating results and financial condition to suffer.

Revenue from EMEA sales remained consistent at 22% of our total revenue during the three months ended March 31, 2025 and 2024. Revenue from EMEA sales was 23% during the nine months ended March 31, 2025 of our total revenue compared to 21% during the nine months ended March 31, 2024. In addition to those discussed elsewhere in this section, our EMEA sales operations are subject to a number of specific risks, such as:

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

Any of the above risks could adversely affect our international operations, reduce our revenue from customers outside of the U.S. or increase our operating costs, each of which could adversely affect our business, results of operations, financial condition, and growth prospects.

As of March 31, 2025, approximately 43% of our workforce was employed in India. Of our employees in India, 49% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the U.S., the European Union (EU) and India are also of great importance to our operations.

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

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. We currently serve our customers from third-party data center facilities operated by third parties in the U.S. and other international locations. Any damage to, or failure of, our systems generally could interrupt service or impair the use or functionality of our cloud operations. In addition, as we continue to increase the number of customers and users on our cloud operations, we will need to increase the capacity of our data center infrastructure. If we do not increase our capacity in a timely manner, customers could experience interruptions or delays in access to our cloud operations. Customer data that we store in third-party data centers may also be vulnerable to damage or interruption from floods, fires, earthquake, power loss, telecommunications failures and similar events. Any damage to, or failure of, our systems, or those of our third-party data centers, could result in impairment of or interruptions in our service. Impairment or interruptions in our service may reduce our revenue, cause us to issue credits,  or pay penalties, or cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our cloud operations are unreliable.

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

Factors that could harm our ability to improve our gross margins, which may affect our operating profitability, include:

●	increased costs to license and maintain third-party software embedded in our software applications or the cost to create or substitute such third-party software if it can no longer be licensed on commercially reasonable terms;
●	our inability to maintain or increase the prices customers pay for our products and services based on competitive pricing pressures and general economic conditions limiting customer demand;
●	increased cost of third-party services providers, including data centers for our cloud operations and professional services contractors performing implementation and technical support services to cloud customers;
●	customer contractual requirements that delay revenue recognition until customer implementations commence production operations or customer-specific requirements are met;
●	significant attrition as customers decide for their own economic or other reasons to not renew their subscription contracts when they are up for renewal negatively impacting the efficiency of our data centers and leading to the costs being spread over fewer customers negatively impacting gross margin; and
●	the inability to implement, or delays in implementing, technology-based efficiencies and efforts to streamline and consolidate processes to reduce operating costs.

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

Furthermore, our business model is premised on business assumptions that are still evolving. Our business model assumes that both customers and companies will increasingly elect to communicate through multiple channels, as well as demand integration of the online channels into the traditional telephone-based call center. If any of these assumptions are incorrect or if customers and companies do not adopt digital technology in a timely manner, our business will be seriously harmed and our stock price will decline.

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

The Digital Millennium Copyright Act (DMCA) is intended, among other things, to reduce the liability of online service providers for listing or linking to third-party web properties that include materials that infringe copyrights or rights of others. Additionally, portions of the Communications Decency Act (CDA) are intended to provide statutory protections to online service providers who distribute third-party content. A safe harbor for copyright infringement is also available under the DMCA to certain online service providers that provide specific services, if the providers take certain affirmative steps as set forth in the DMCA. Certain questions regarding the safe harbor under the DMCA and the CDA have yet to be litigated, and we cannot guarantee that we will meet the safe harbor requirements of the DMCA or of the CDA. If we are not covered by a safe harbor, for any reason, we could be exposed to claims, which could be costly and time-consuming to defend.

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

Employees or contractors have introduced vulnerabilities in, and enabled the exploitation of, our IT environments in the past and may do so in the future. These cybersecurity attacks threaten to misappropriate our proprietary information, cause interruptions of our IT services and commit fraud. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely on to address vulnerabilities and security defects. While we endeavor to address all identified vulnerabilities in our products, we must make determinations as to how we prioritize developing and deploying the respective fixes, and we may be unable to do so prior to an attack.

In addition, our customers may authorize third-party access to their customer data located in our cloud environment. Because we do not control the transmissions between customer authorized third parties, or the processing of such data by customer authorized third parties, we cannot ensure the integrity or security of such transmissions or processing.

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

Pandemics, such as the COVID-19 pandemic, and other public health emergencies, and preventative measures taken to contain or mitigate such crises have caused, and may in the future cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets, both globally and in the U.S. These events have led to and could again lead to adverse impacts to our business, results of operations, financial conditions, and cash flows. We cannot predict whether, and to what degree, our sales, operations and financial results could in the future be affected by the pandemic and preventative measures.

●	Risks presented by pandemics and other public health emergencies include, but are not limited to the rate of information technology spending and the ability of our customers to purchase our offerings could be adversely impacted. Further, the impact of a pandemic or public health emergency could delay prospective customers’ purchasing decisions and cause them to become less inclined to trade-up from existing solutions, impact customers’ pricing expectations for our offerings, lengthen payment terms, reduce the value or duration of their subscription contracts, or adversely impact renewal rates;
●	increased cyber incidents during a pandemic or public health emergency and our increased reliance on a remote workforce could increase our exposure to potential cybersecurity breaches and attacks; and/or
●	our results of operations are subject to fluctuations in foreign currency exchange rates, which risks may be heightened due to increased volatility of foreign currency exchange rates as a result of a pandemic or public health emergency. Further, our forecasted revenue, operating results and cash flows could vary materially from those we provide as guidance or from those anticipated by investors and analysts if the assumptions on which we base our financial projections are inaccurate as a result of the unpredictability of the impact that a pandemic or public health emergency will have on our businesses, our customers’ and partners’ businesses and the global markets and economy or we make changes to our licensing programs or payment terms in connection with a pandemic or public health emergency.

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

Changes in domestic and foreign trade policies, including the imposition of tariffs and retaliatory tariffs, and other factors beyond our control may adversely impact our business, financial condition, and results of operations.

The U.S. government recently announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. The current tariff environment is dynamic and uncertain, as the U.S. government has announced widespread tariff reform, with the effectiveness delayed in many cases. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. We cannot predict with certainty the future trade policies of the U.S. or other countries. Additionally, potential tariffs or other U.S. trade policy measures have triggered retaliatory actions by other countries. Increased tariffs and trade restrictions may cause the prices of our customers, vendors, partners and suppliers’ products to increase, which could reduce demand for such products, or reduce our customers, vendors, partners and suppliers’ margins, and adversely impact their revenues, financial results, and ability to service debt. This, in turn, could adversely impact our financial condition and results of operations. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial markets and economic conditions. Disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received and may receive in the future communications from third parties claiming that we or our customers have infringed the intellectual property rights of others. In addition, we have been, and may in the future be, sued by third parties for alleged infringement of their claimed proprietary rights. Our technologies and those of our customers may be subject to injunction if they are found to infringe the rights of a third-party or we may be required to pay damages, or both. Many of our agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.

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

We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the patents and other intellectual property rights of third parties. Our products may infringe on issued patents that may relate to our products because patent applications in the U.S. are not publicly disclosed until the patent is issued, and hence applications may have been filed which relate to our software products. Intellectual property litigation is expensive, time consuming, and could divert management’s attention away from running our business. Litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 35% of our outstanding capital stock as of March 31, 2025, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 32% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2022, our board of directors authorized a stock repurchase program under which we may purchase up to $20.0 million of our outstanding common stock. On May 31, 2024, our board of directors authorized a $20.0 million increase in its stock repurchase program, bringing the aggregate amount we may purchase thereunder from $20.0 million to $40.0 million of its outstanding common stock. As of March 31, 2025, approximately $5.0 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended of March 31, 2025, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
January 1, 2025 to January 31, 2025	246,114	$6.44	246,114	$8,391
February 1, 2025 to February 28, 2025	298,781	$5.76	298,781	$6,669
March 1, 2025 to March 31, 2025	349,725	$4.91	349,725	$4,952
Total	894,620		894,620

Item 5. Other Information

(c) Trading Plans

During the three months ended March 31, 2025, none of our directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and 2024 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: May 14, 2025	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)