Form 10-K
period 2025-06-30
EGAIN Corp
filed 2025-09-12
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on Nasdaq) on December 31, 2024, was approximately $127.7 million.

There were 26,867,067 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding on September 5, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2025 Annual Meeting of Stockholders.

EGAIN CORPORATION

2025 FORM 10-K

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements that involve risks and uncertainties include statements as to:

●	our belief that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income;
●	expected benefits of our solutions;
●	our value proposition;
●	our market opportunities;
●	customer and market expectations in the market in which we operate, and our ability to meet expectations and satisfy such needs;
●	our lengthy sales cycles and the difficulty in predicting timing of sales or delays;
●	our expectations with respect to revenue, cost of revenue, expenses and other financial metrics;
●	our belief that contact centers offer a great opportunity within any business operation to automate using AI;
●	our business plans, strategies, target, goals and outlook;
●	changes in technology, including artificial intelligence (AI) technology and services;
●	our expectations related to our product development plan;
●	competition in the markets in which we do business and our competitive advantages;
●	our beliefs regarding our prospects for our business;
●	changes in demand for our solutions;
●	our expectations regarding the composition of our customers;
●	our reliance on strategic and third-party distribution partnerships;
●	the risk of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks;
●	our ability to timely adapt and comply with changing European regulatory and political environments;
●	the effect of changes in U.S. tax legislation;
●	the effect of compliance with privacy laws and regulations on our business and our customers;
●	the effect of changes to trade policies;
●	our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights;
●	the adequacy of our capital resources and our ability to raise additional financing;
●	the risks related to our international operations;
●	the potential impact of foreign currency fluctuations and inflation; and
●	the potential impact of health epidemics.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to manage our business plans, strategies, targets, and outlooks and any business-related forecasts or projections;
●	our ability to improve our current solutions;
●	our ability to innovate and respond to rapid technological change and competitive challenges;
●	our ability to execute our sales and marketing strategy;
●	customer acceptance of our existing and future solutions;
●	our ability to predict subscription renewals;
●	the impact of new legislation or regulations on our business;
●	the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results;
●	our ability to compete;
●	the success of our strategic and distribution partnerships;
●	our ability to obtain capital when needed;
●	our ability to manage future growth;
●	our ability to retain key personnel and hire additional personnel;
●	risks related to protection of our intellectual property;
●	foreign currency fluctuations and inflation;
●	the global economic environment, including trade policies and tariffs;
●	risks related to public health pandemics; and
●	the risks set forth under “Risk Factors.”

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

●	Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.
●	Our SaaS business model is subject to certain risks.
●	Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.
●	We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
●	Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.
●	Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business.
●	The market for customer engagement software, including generative AI product offerings, is competitive, and our business will be adversely affected if we are unable to successfully compete.
●	If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, we may be unable to grow our business, which could negatively impact our operating results and financial condition.
●	Our failure to maintain, develop or expand strategic and third-party distribution channels would impede our revenue growth.
●	Difficulties and delays in customers implementing our products could harm our revenue and margins.
●	We conduct a significant portion of our business and operations outside of the U.S., which exposes us to additional risks that may not exist in the U.S. These risks in turn could cause our operating results and financial condition to suffer.
●	Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities or third-party Platform-as-a-Service (PaaS) provider could impair the use or functionality of our cloud operations and harm our business.
●	Software errors could be costly and time-consuming for us to correct, and could harm our reputation and impair our ability to sell our solutions.
●	The terms we agree to in our Service Level Agreements or other contracts may result in increased costs or liabilities, which would in turn affect our results of operations.
●	If we are unable to increase the profitability of SaaS revenue, if we experience significant customer attrition, or if we are required to delay recognition of revenue, our operating results could be adversely affected.
●	We depend on broad market acceptance of our applications and of our business model. If our expectations regarding the market for our applications are not met, our business could be seriously harmed.
●	We may be unable to respond to the rapid technological change and changing customer preferences in digital customer engagement, marketing, and service and this may cause our business to suffer.
●	We employ third-party technologies for use in or with our platform and the inability to license such technologies on commercially reasonable terms or the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.
●	Our offshore product development, support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals, produce effective new solutions and provide professional services to drive growth.

●	If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data, our data or IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
●	Changes in privacy and data protection laws and regulations, including in the European Union (such as the GDPR), the United Kingdom, and other jurisdictions in which we operate, could expose us to risks of noncompliance and costs associated with compliance.
●	Privacy concerns and laws, evolving regulation of cloud computing, AI and other domestic or foreign regulations may limit the use, functionality and adoption of our solutions and adversely affect our business.
●	Changes in domestic and foreign trade policies, including the imposition of tariffs and retaliatory tariffs, and other factors beyond our control may adversely impact our business, financial condition, and results of operations.

PART I

ITEM 1.	BUSINESS

Overview

eGain automates customer experience with an AI knowledge hub solution. We sell our SaaS solution to enterprises who want to improve customer experience while reducing cost, by using AI to synthesize and deliver trusted, consumable answers from a knowledge hub. We are headquartered in Sunnyvale, California, USA. We also operate in the United Kingdom and India.

Industry Background

Introduction

According to Gartner Research, a majority of contact center agents are not satisfied with their desktop tools. Our assessment, based on more than two decades of serving clients is that good contact center agents ignore most information piled on their screens across multiple windows and tabs when they are interacting with customers. They focus on the customer conversation. Meanwhile, businesses expect agents to remember and refresh growing knowhow that is needed to answer customer questions across complex, expanding product portfolios and compliance-heavy processes, and then recall it contextually in the moment of truth – when the customer is on the line. In addition, this is expected of an entry-level workforce that is not well-paid, routinely replaced, and globally dispersed – mainly for cost reasons. This knowledge and guidance gap for agents in the flow of their work explains Gartner Research’s top technology recommendation for customer service and support leaders: invest in modern knowledge management tools.

AI Economy Demands Modern Knowledge Management

In a world selling commoditized, yet complex products to time-strapped customers, smart tools must increasingly automate self-service interactions and augment agent-assisted customer experiences. In a hybrid workplace, businesses realize that they need to invest in tools that can guide agents and customers with trusted answers, ensuring compliance. Further, AI investments are struggling to deliver value at scale because of the “Garbage In Garbage Out” problem of fragmented knowledge content across an enterprise. The answer is a centralized knowledge hub, a single source of truth that is powered by AI and orchestrated by experts in the loop.

AI Knowledge for Customer Engagement

To automate customer engagement, generative AI needs trusted content from a knowledge hub that ensures correct, compliant content is served with adequate controls. A knowledge hub can be built and maintained with much less time and cost using AI. It is a perfect technology bootstrap - AI needs trusted knowledge as input and trusted knowledge can be built much easier using AI.

Contact Centers are a Brand Battleground

Contact centers offer a great opportunity within any business operation to automate using AI. According to Forrester Research, there were 17 million contact center agents worldwide in 2024, with 71% of contact centers looking to hire more. Time-starved customers consuming complex products and grappling with extreme choices generate stubbornly high levels of customer contact. They need quick, correct, and assured help. The business impact of applying AI at scale on contact center operations could be hundreds of billions of dollars saved annually on a global basis, not to mention the positive effect of good service.

Customer Experience Automation is a Large, Growing Market

Businesses continue to invest in digital transformation, especially in customer experience. To further reduce cost and improve experience, businesses want to harness AI knowledge to automate customer service via omnichannel, conversational interfaces. According to McKinsey, the aggregate cost of customer operations in the global economy is

$1.5 trillion. They anticipate that businesses could reduce this cost by 35% using AI. Given these potential savings, the associated market opportunity for AI SaaS solutions for customer experience (CX) is huge. According to a 2024 Gartner Research prediction, 100% of all virtual customer assistant and virtual agent assistant projects that are not integrated with a modern knowledge management system will fail to meet their experience improvement and operational cost-reduction goals.

The eGain Approach and Benefits

What Customers Want

We believe customer service queries fall into three categories: informational, transactional, and situational. A customer contact could span one of more of these three categories as the conversation develops. Tools must orchestrate customer contact with context — accounting for machine-human hand-offs (mixed-initiative interaction), channel switching, multimodal interaction, and conversational pause-and-resume. During these interactions, customers increasingly want guidance and trusted answers.

The eGain Solution is Comprehensive

eGain offers a comprehensive solution organized into three hubs — eGain AI Agent™, eGain AI Knowledge Hub™, and eGain Conversation Hub™ — to automate customer experiences.

eGain AI Agent helps businesses easily deploy enterprise-grade agentic solutions built on trusted knowledge and guided actions. Our AI Agent for contact center assists human agents by actively listening to customer conversations and proactively guiding them step-by-step, across intent identification, issue resolution and contact wrap up.

eGain AI Knowledge Hub helps businesses to centralize knowledge, policies, procedures, situational expertise, and best-practices, while delivering guided, personalized, and trusted answers to customers, agents, and field staff. We believe our guided knowledge applications ensure that all human agents can handle their contacts regardless of tenure or expertise.

eGain Conversation Hub offers comprehensive, scalable capabilities for digital-first interaction management within a modern, omnichannel desktop. Human agents are proactively guided by AI knowledge to efficiently serve customers via chat, short message service (SMS), email, social media, phone, video, fax, and letter.

Open, Secure APIs and Third-Party Connectors Deliver Quick Value

Our open, secure platform APIs enable clients and partners to extend and enhance our solutions and to integrate with enterprise assets to enable a single view of the customer. Pre-built integrations include connectors to Adobe, Apple Business Chat, Atlassian Jira, Avaya, Amazon Connect, Cisco, Facebook Messenger, Five9, Google Dialogflow, Genesys, Talkdesk, IBM Watson, Microsoft Dynamics, Microsoft SharePoint, Microsoft Teams, Salesforce, SAP, ServiceNow, and Zendesk. We offer a novel “Bring Your Own” composable architecture to plug large language models, external bots, messaging channels, and third-party agent desktops to compose differentiated customer experiences.

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

Market-leading Innovation with Risk-free Trial Models

To de-risk customer decisions, we offer both self-sign ups and guided pilots at no charge:

●	AI Agent self-signup with free trial.
●	Innovation in 30 Days™ program—a 30-day guided pilot in the eGain Cloud – at no cost and no strings attached. Businesses can experience our product with their data, content, and process in a production setting.

Direct Go-to-market Strategy, Complemented by a Growing Partner Ecosystem

We take our solutions to market through a direct sales model, primarily in North America and Western Europe. We complement direct sales with resell partnerships. We also partner with System Integrators and boutique consultants.

Customers

We mostly sell to large enterprises, which we define as businesses with over a billion dollars in annual revenue or government organizations. Over 87% of our annual recurring cloud revenue for the fiscal year ended June 30, 2025 (which we refer to as fiscal year 2025) came from such large enterprises.

For fiscal year 2025, North America (NA) and combined Europe, Middle East, and Africa (EMEA) revenue accounted for 78% and 22% of total revenue.

One of our largest customers, who is also our partner, accounted for 16% of total revenue in fiscal year 2025.

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

Sales and Marketing

Sales Strategy

Our sales strategy is to pursue North America and Europe-based enterprises with more than five thousand employees, through a combination of direct sales and partners. These enterprises typically have thousands of customer service agents in their contact centers. Our direct sales force is organized into teams that include sales representatives and sales consultants. Our direct sales force is complemented by sales development representatives.

Marketing and Partner Strategy

Our brand is built around three pillars: thought leadership, product leadership, and customer advocacy. We have a long track record of thought leadership in this market. Our popular “Knowledge Management for Dummies” publication, for example, enjoys thousands of digital downloads and physical distribution in our target community. The revised second edition of this pioneering work incorporates generative AI updates, including relevant AI-powered product info, customer case studies, and best-practices.

Our partners help extend the breadth and depth of our product offerings, drive market awareness, and augment our professional service capabilities. We believe these relationships are important to deliver successful integrated products and services to our customers.

SaaS Services

Our SaaS services provide customers with access to our software on a cloud-based platform that we manage and offer on a subscription basis. These SaaS services allow our customers to easily consume our product innovation without dealing with infrastructure, installation and ongoing administration. We generally offer these services through a 36-month contract, with pricing based on the number of agents or self-service sessions.

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

Research and Development

The market for our products changes rapidly and is characterized by evolving industry standards, swift changes in customer requirements, and frequent product introductions. Automation of CX with AI is an exciting, global market opportunity that is being reimagined. We are investing heavily in product innovation to seize this opportunity in enterprises looking to drive impact at scale in CX, a critical business function.

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

As of June 30, 2025, we had 17 issued patents in the United States. Our issued U.S. patents expire at various times between 2028 and 2040.

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

Human Capital

Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce. As of June 30, 2025, we had 446 employees, including 444 full-time employees, of which 173 were in product development, 176 in services and support, 52 in sales and marketing, and 45 in finance and administration.

None of our employees are covered by collective bargaining agreements. While we believe our relations with our employees are good, our future performance depends largely upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom are bound by employment agreements requiring service for a defined period of time.

Available Information

We were incorporated in Delaware in September 1997, and our website is located at www.egain.com. We make available free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Information About Our Executive Officers

The following table sets forth information regarding eGain’s executive officers as of September 12, 2025:

Name	Age	Position
Ashutosh Roy	59	Chief Executive Officer and Chairman
Eric N. Smit	63	Chief Financial Officer
Rao J. Chandrasekhar	62	Senior Vice President, Products and Services

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

Rao J. Chandrasekhar (also known as J.C. Rao) has served as Senior Vice President, Products and Services since September 2024. J.C. Rao joined the Company in August 1999 and has served in a variety of roles, including as Senior Vice President, Services, Support, and Operations from November 2022 to September 2024, and prior to that, other leadership roles in product management and engineering. J.C. Rao earned his Bachelor of Technology from Indian Institute of Technology Madras and M.S. from the University of Texas, Austin.

ITEM 1A.RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.

Risks Related to Our Business and Strategy

Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.

Factors influencing our business include:

●	general economic and business conditions;
●	currency exchange rate fluctuations;
●	the overall demand for enterprise software and services;
●	customer acceptance of cloud-based and AI-enabled solutions;
●	governmental budgetary constraints or shifts in government spending priorities; and
●	general political and regulatory developments.

The global economic climate continues to influence our business. This includes factors such as a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments negatively affected, and could continue to negatively affect, our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their technology budgets or be unable to fund software or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers to not pay us or to delay paying us for previously purchased products and services.

Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.

Because we recognize revenue when we have satisfied performance obligations to customers in connection with our sales contracts, most of our revenue each quarter results from recognition of deferred revenue related to agreements entered into during previous quarters. Consequently, declines in new or renewed subscription agreements that occur in one quarter will largely be felt in future quarters, both because we may be unable to generate sufficient new revenue to offset the decline and because we may be unable to adjust our operating costs and capital expenditures to align with the changes in revenue. In addition, our subscription model makes it more difficult for us to increase our revenue rapidly in any period, because revenue from new customers must be recognized over the applicable subscription term.

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

We allow our customers to elect not to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 36 months, and some customers have elected not to renew. In addition, our customers may choose to renew for fewer subscriptions (in quantity or products) or renew for shorter contract lengths. We cannot accurately predict renewal rates given our varied customer base of enterprise and the number of multiyear subscription contracts. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, decreases in customers’ spending levels, decreases in the number of users at our customers, pricing changes and general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline, and our business will suffer.

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

The long sales cycle for our products may cause SaaS revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales.

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

We are also investing in AI across the entire company and integrating generative AI capabilities into our product and service offerings. We expect AI technology and services to be a highly competitive and rapidly evolving market. We will bear significant development and operational costs to build and support the generative AI capabilities, products, and services necessary to meet the needs of our customers. To compete effectively, we must also be responsive to technological change, potential regulatory developments, and public scrutiny. Such competitive pressure may cause decreased sales volumes, price reductions, and/or increased operating costs, such as for research and development, marketing, and sales activities. This may lead to lower revenue, gross margins, and operating income. In addition, customers are currently assessing their AI utilization strategy, so it is difficult to estimate with any reasonable degree of precision the impact of generative AI product offerings on our future revenue, the expected timing or demand for our products and services, and the extent to which customer investment in AI-enabled solutions may displace or accelerate purchases of our existing offerings.

If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, we may be unable to grow our business, which could negatively impact our operating results and financial condition.

Expansion and growth of our business is dependent on our ability to expand our sales force and on the ability of our sales force to increase sales. For example, workforce reductions and turnover as recently as late fiscal year ended June 30, 2025 may limit our capacity to develop and maintain awareness of our products in a cost-effective manner, which could hinder widespread adoption of our existing and future products. This may result in a failure to expand and attract new customers and enhance relationships with existing customers. This may impede our efforts to improve operations in our other areas and may result in declines in the market price of our common stock.

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

Revenue from EMEA sales remained consistent at 22% of our total revenue during the fiscal years ended June 30, 2025 and 2024. In addition to those discussed elsewhere in this section, our EMEA sales operations are subject to a number of specific risks, such as:

●	general economic conditions in each country or region in which we do or plan to do business;
●	foreign currency fluctuations and imposition of exchange controls;
●	changes in data privacy laws including European Union’s General Data Protection Regulation (GDPR) and other emerging privacy or AI-related regulations;
●	difficulty and costs in staffing and managing our international operations;
●	difficulties in collecting accounts receivable and longer collection periods;
●	health or similar issues, such as a pandemic or epidemic;
●	various international trade restrictions and tax consequences;
●	hostilities or geopolitical conflicts in various parts of the world, such as the ongoing conflict between Russia and Ukraine and the evolving events in Israel and Gaza; and
●	reduced intellectual property protections in some countries.

Any of the above risks could adversely affect our international operations, reduce our revenue from customers outside of the U.S. or increase our operating costs, each of which could adversely affect our business, results of operations, financial condition, and growth prospects.

As of June 30, 2025, approximately 43% of our workforce was employed in India. Of our employees in India, 45% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the U.S., the European Union (EU) and India are also of great importance to our operations. Recent developments, such as the U.S. administration's imposition of a 50% tariff on Indian goods effective August 27, 2025, have introduced significant uncertainties. This tariff escalation has strained U.S.-India relations.

Any of these risks could have a significant impact on our product development, customer support, or professional services. To the extent the benefit of maintaining these operations abroad does not exceed the expense of establishing and maintaining such activities, our operating results and financial condition will suffer.

Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities or third-party Platform-as-a-Service (PaaS) providers could impair the use or functionality of our cloud operations and harm our business.

Our customers have in the past experienced some interruptions with our cloud operations. We believe that these interruptions will continue to occur from time to time. These interruptions could be due to hardware and operating system failures, issues with third-party PaaS platforms, or other operational disruptions. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosted operations or reduce our ability to provide remote management services. We expect to experience occasional temporary capacity constraints due to sharply increased traffic or other Internet-wide disruptions, which may cause unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If this were to continue to happen, our business and reputation could be seriously harmed.

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware network systems, and third-party cloud platforms. We currently serve our customers from third-party data center facilities and third-party PaaS providers operated  in the U.S. and other international locations. Any damage to, or failure of, our systems or those of our third-party providers generally could interrupt service or impair the use or functionality of our cloud operations. In addition, as we continue to increase the number of customers and users on our cloud operations, we will need to increase the capacity of our data center and PaaS infrastructure. If we do not increase our capacity in a timely manner, customers could experience interruptions or delays in access to our cloud operations. Customer data that we store in third-party data centers may also be vulnerable to damage or interruption from floods, fires, earthquake, power loss, telecommunications failures and similar events. Any damage to, or failure of, our systems, or those of our third-party providers, could result in impairment of, or interruptions in, our service. Impairment or interruptions in our service may reduce our revenue, cause us to issue credits, pay penalties, or cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our cloud operations are unreliable.

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

We have entered into support obligations with our customers that require minimum performance standards, including standards regarding the response time of our support services. If we fail to meet these standards, our customers could terminate their relationships with us, and we could be subject to contractual refunds, and exposure to claims for losses from our customers.

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

We depend on the widespread acceptance and use of our applications as an effective solution for businesses seeking to manage high volumes of customer interactions across multiple channels, including Web, phone, email, print,  in-person and AI-enabled digital channels. While we believe the potential to be very large, we cannot accurately estimate the size or growth rate of the potential market for such product and service offerings generally, and we do not know whether our products and services in particular will achieve broad market acceptance. The market for customer engagement software is rapidly evolving, and concerns over the security and reliability of online transactions, the privacy of users and quality of service or other issues may inhibit the growth of the Internet and commercial online services. If the market for our applications fails to grow or grows more slowly than we currently anticipate, our business will be seriously harmed.

Furthermore, our business model is premised on business assumptions that are still evolving. Our business model assumes that customers will increasingly elect to communicate through multiple channels, including AI-enabled digital channels, as well as demand integration of  these channels into the traditional telephone-based call center. If any of these assumptions are incorrect or if customers and companies do not adopt digital and AI-enabled technologies in a timely manner, our business will be seriously harmed and our stock price will decline.

We may be unable to respond to the rapid technological change and changing customer preferences in digital customer engagement, marketing, and service and this may cause our business to suffer.

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

We may not be able to raise additional capital on acceptable terms, if at all, or without dilution to our stockholders, which could limit our ability to grow our business and expand our operations.

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

We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided. In the past, we have experienced collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future. Although we have established a provision to cover losses due to delays or inability to pay, there can be no assurance that such reserves will be sufficient to cover our losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

If we acquire companies or technologies, we may not realize the expected business benefits, the acquisitions could prove difficult to integrate, disrupt our business and adversely affect our operations.

As part of our business strategy, we may periodically make investments in, or acquisitions of, if any, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to evaluate such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:

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

If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data, our data or IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Security incidents have become more prevalent across industries and the methods and techniques used by threat actors continue to evolve at a rapid pace. These cyberattacks may occur on our systems and we may be unable to identify current attacks, anticipate these attacks or implement adequate security measures. Our service involves the storage and transmission of customers’ proprietary information, and security incidents could expose us to a risk of loss of this information, loss of access, litigation and possible liability. The techniques used to effect unauthorized penetration of computer systems are constantly evolving and have been increasing in sophistication. While we have security measures in place that are designed to protect customer information and prevent data loss and other security breaches, these security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers (which may involve nation states and individuals sponsored by them), employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third-parties may attempt, through phishing, social engineering or otherwise, to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data or our data or IT systems.

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

Any security incidents could negatively affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines, or other action or liability, which could adversely affect our operating results. Any insurance coverage we may have related to security and privacy damages may not be adequate for liabilities actually incurred and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. These risks are likely to increase as we continue to grow the scale and functionality of our platform and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.

Changes in  privacy and data protection laws and regulations, including the European Union (such as the GDPR), the United Kingdom, and other jurisdictions in which we operate, could expose us to risks of noncompliance and costs associated with compliance.

We transfer personal data from the European Economic Area (EEA), the United Kingdom, and Switzerland to the U.S. Historically, these transfers relied on the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks and their successors, the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. However, EU Court of Justice (ECJ) rulings in 2015 (Schrems 1) and 2020 (Schrems II) invalidated both frameworks and standard contractual clauses (approved by the European Commission as an adequate personal data transfer mechanism) may not necessarily be relied upon in all circumstances. In addition to other mechanisms, in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). The European Commission and the United Kingdom’s Information Commissioner’s Office have published new standard contractual clauses that are required to be implemented. Following issuance of a U.S. Executive Order, a new framework, the EU-U.S. Data Privacy Framework (EU-U.S. DPF) was created as a successor to the Privacy Shield. Following an adequacy decision issued by the European Commission on July 10, 2023, the EU-U.S. DPF is available for companies as a lawful transfer mechanism for personal data transfers to the U.S. from the EEA. Further, following an adequacy regulation that came into force in the UK in October 2023 and an amendment to the Swiss Data Protection Ordinance that came into force in Switzerland in September 2024, a UK extension to the EU-U.S. DPF that allows the transfer of personal data from the UK to the U.S. (the UK DPF Extension) and a Swiss framework that allows for the transfer of personal data from Switzerland to the U.S. (the Swiss-U.S. DPF) are currently available. We have self-certified to the EU-U.S. DPF, the UK DPF Extension, and the Swiss-U.S. DPF. These mechanisms remain subject to legal challenges and future review, and the European Commission may suspend, amend, or limit their scope. These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions. We may, among other things, be required to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, the United Kingdom or other regions which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to use our services due to the potential risk exposure to such customers as a result of international legal developments, and we may need to maintain EU/UK-origin data locally, which may involve substantial expense and distraction from other aspects of our business.

We publicly post our privacy policies and practices concerning our processing, use and disclosure of personal information. Our publication of our privacy policy and other public statements that provide promises and assurances about privacy and security can subject us to potential governmental action or reputational harm if they are found to be deceptive or misrepresentative of our practices. Further, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.

Privacy concerns and laws, evolving regulation of cloud computing, AI and other domestic or foreign regulations may limit the use, functionality and adoption of our solutions and adversely affect our business.

We are subject to a growing number of federal, state and foreign laws,  regulations and standards governing data privacy, cybersecurity and the collection, processing, storage,  use and transfer of personal information. Regulatory requirements continue to expand globally, and unfavorable laws, regulations, or interpretations could limit demand for our services, increase compliance costs, or restrict our ability to offer our services and solutions in certain locations. Although we have implemented contracts, diligence programs, policies and procedures designed to address compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, partners, suppliers, data providers or agents will not violate such laws and regulations or our contracts, policies and procedures. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence legislator to enact regulations and laws, or regulators to enforce such laws or issue guidance, in each case that may limit our ability to provide certain products and services.

In the U.S., the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA) provides California residents with expanded rights to regarding personal information and impose significant compliance obligations. In addition, numerous other states have adopted comprehensive privacy laws with varying requirements and enforcement mechanisms, including obligations related to sensitive personal information, data subject rights, and cybersecurity programs. Compliance with these laws increases operational complexity and costs, and failure to comply could result in investigations, fines, litigation, contractual liability, or reputational harm.

Internationally, global “digital” regulations continue to develop and evolve, including the EU’s GDPR, ePrivacy Directive, Network and Information Systems 2 Directive, Digital Operational Resiliance Act, Data Act, and Digital Services Act. In addition, India’s Digital Personal Data Protection Bill (DPDP), published in 2023, but with an implementation timeline that remains uncertain, applies broadly to personal data processed within India and personal data outside the territory of India if such processing is in connection with any activity related to offering of goods or services to data subjects. We will continue to monitor developments related to existing and new “digital” laws which will require us to incur additional costs and expenses in an effort to monitor and comply with such laws. In addition to costs involved in monitoring and analyzing such laws to determine to what extent they apply, and costs involved in any compliance measures, there are also financial risks in the event of enforcement action, with many imposing obligations and penalties for noncompliance. Further, to the extent that any new laws may limit our ability to provide our solutions to customers.

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

We are integrating AI into several of our offerings and anticipate significant growth in this area. However, like many innovations, AI comes with risks and challenges that could impact its adoption and our business. These may include flawed algorithms or training methods, inadequate or biased datasets, concept drift, and harmful, misleading, or unlawful content that may be generated by AI systems. While eGain does not control or assume responsibility for such AI-generated outputs, their use by customers could nonetheless result in disputes, regulatory scrutiny, legal liability, or reputational harm that may indirectly affect us. In addition, poor development or deployment practices could undermine customer confidence, hinder AI acceptance, cause harm, or result in products not performing as intended.

The regulatory environment for AI is evolving rapidly. Emerging laws and regulations, including the EU AI Act, U.S. federal and state initiatives, and other international measures, may require transparency, documentation, risk assessment, monitoring, and mitigation. Such regulatory scrutiny could increase compliance costs, and any failure to comply may harm our reputation, customer trust, operations, and financial condition. Further, a number of countries and states are still considering their legislative approach to AI and the law in this area, creating uncertainty.  These challenges, along with other issues related to innovative technologies, could expose us to increased compliance costs, competitive harm, regulatory actions, legal liabilities, and reputational damage. Some AI applications raise ethical concerns or have broad societal impacts. If our AI solutions lead to unintended consequences, misuse, or controversy due to their effects on human rights, privacy, employment, or other social, economic, or political issues, we may face reputational harm, negatively affecting our business and financial performance. We also rely in part on third-party AI technologies, such as those provided by OpenAI and other partners. If these partners experience disruptions, errors, restrictions on training data, regulatory challenges, or cease to provide access on commercially reasonable terms, our ability to offer AI-enabled solutions could be impaired.

The inherent uncertainty of AI technologies, combined with evolving legal, ethical, and societal expectations, could materially and adversely affect our business, financial condition, operating results, and prospects.

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

Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare, telecommunications and other highly regulated industries. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing, AI and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit customers’ use and adoption of our services and reduce overall demand for our services. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our service where required, our business may be harmed. Our business may also be affected by evolving regulatory frameworks, including those focused on AI, cybersecurity, outsourcing, and data governance, such as the AI Act, Digital Services Act, Network and Information Systems 2 Directive, and Digital Operational Resiliance Act in the EU, as well as U.S. and international initiatives incorporating the NIST AI Risk Management Framework. We may be faced with questions and additional requirements from customers, and compliance may require us to implement additional controls, transparency measures, or monitoring obligations. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the PCI Data Security Standards, HIPAA, FEDRAMP or similar frameworks, may adversely affect our ability to provide services to certain customers. If we are unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to our customers, it could adversely affect our ability to provide our services to certain customers and harm our business.

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

Pandemics, such as the COVID-19 pandemic, and other public health emergencies, and preventative measures taken to contain or mitigate such crises have caused, and may in the future cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets, both globally and in the U.S. These events have led to and could again lead to adverse impacts to our business, results of operations, financial conditions, and cash flows. We cannot predict whether, and to what degree, our sales, operations and financial results could in the future be affected by the pandemic and preventative measures. Risks presented by pandemics and other public health emergencies include, but are not limited to: reduced or delayed IT spending by customers, slower purchasing decisions, pressure on pricing and payment terms, lower subscription values or renewal rates, lengthened sales cycles, increased cybersecurity threats due to remote work and heightened reliance on digital operations, and greater volatility in foreign currency exchange rate. Our forecasted revenue, operating results and cash flows could vary materially from those we provide as guidance or from those anticipated by investors and analysts if the assumptions on which we base our financial projections are inaccurate as a result of the unpredictability of the impact that a pandemic or public health emergency will have on our businesses, our customers’ and partners’ businesses and the global markets and economy or we make changes to our licensing programs or payment terms in connection with a pandemic or public health emergency.

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

The U.S. government recently implemented changes to its trade policies, including significant tariff increases on imports and potential changes to existing trade agreements, creating a dynamic and uncertain trade environment. Such measures can be adopted with little or no notice, and retaliatory actions by other countries may further increase costs and disrupt global supply chains. Higher tariffs or trade restrictions may raise the cost of products sold by our customers, vendors, partners, and suppliers, reducing demand, compressing margins, and impairing their financial performance and ability to meet obligations.  This, in turn, could adversely impact our financial condition and results of operations. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial markets and economic conditions. Disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Intellectual Property

We have been and may in the future be sued by third parties for various claims including alleged infringement of proprietary rights that can be time-consuming, incur substantial costs, and divert the attention of management, which could adversely affect our operations and cash flow.

We are, and may in the future be, subject to claims, lawsuits, and other proceedings in the ordinary course of business, including those involving alleged infringement of third-party patents and other intellectual property rights, and commercial, labor and employment, and other matters.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received and may receive in the future communications from third parties claiming that we or our customers have infringed the intellectual property rights of others. In addition, we have been, and may in the future be, sued by third parties for alleged infringement of their claimed proprietary rights. Our technologies and those of our customers may be subject to injunction if they are found to infringe the rights of a third-party or we may be required to pay damages, or both. Many of our customer agreements require us to indemnify our customers against third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.

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

We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the patents and other intellectual property rights of third parties. Our products may inadvertently infringe on issued patents that may relate to our products because patent applications in the U.S. are not publicly disclosed until the patent is issued, and hence applications may have been filed which relate to our software products. Intellectual property litigation is expensive, time consuming, and could divert management’s attention away from running our business. Litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement.

General Risk Factors

Our stock price has demonstrated volatility and continued market conditions may cause declines or fluctuations.

The price at which our common stock trades has been and will likely continue to be highly volatile and show wide fluctuations due to factors such as the following:

●	concerns related to liquidity of our stock;
●	actual or anticipated fluctuations in our operating results, our ability to meet announced or anticipated revenue and/or profitability goals and changes in or failure to meet securities analysts’ expectations;
●	announcements of technological innovations and/or the introduction of new services by us or our competitors;
●	developments with respect to intellectual property rights and litigation, regulatory scrutiny and new legislation;
●	market conditions and trends in customer engagement platforms, AI solution and the broader technology industries; and
●	general market and economic conditions.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 36% of our outstanding capital stock as of June 30, 2025, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 32% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

Protecting our business information, intellectual property, customer and employee data, and technology systems is crucial for our business continuity, regulatory compliance, and stakeholder trust. We have implemented enterprise cybersecurity risk mitigation and governance processes, detailed in our Information Security Protection Program (Security Plan). Our strategy is guided by the Security Plan’s principles, which involve monitoring threats and vulnerabilities, assessing and monitoring related controls, and supporting the Chief Information Security Officer (CISO). Our cybersecurity policies, standards, processes, and practices are integrated into our overall risk management system to enhance our ability to protect our operations and information. This includes annual cybersecurity reporting to the board of directors by senior leadership.

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

Third-Party Cyber Risk Management

Our Third-Party Cyber Risk Management Plan ensures that due diligence is carried out on third parties prior to and during engagement.  Prior to engagement, third parties are assessed using a questionnaire that covers all areas of security including cyber risk and external documentation is requested such as SOC2 T2, penetration testing, and ISO27001 certification and scope. We include security and privacy clauses within our third party contracts where applicable, which cover the implementation of security controls and self reporting. During engagement, third parties are regularly reviewed, at least annually, to ensure that cyber risks are evaluated and assessed on a continual basis.

Cyber Incident Response Plan

Our Cyber Incident Response Plan outlines the processes for detecting, identifying, prioritizing, and analyzing information security events. Depending on the incident’s scope, business impact, and potential material risk, our CISO, legal counsel, and business stakeholders are engaged. This cross-functional team assesses the appropriate response and mitigation pathway. Once security events are identified through our enterprise detection and monitoring ecosystem, the Incident Response Plan establishes a prioritization and decision workflow to determine the scope, business impact, and potential material risk, implemented in collaboration with the CISO, legal counsel, and business stakeholders.

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

ITEM 2. PROPERTIES

We lease all facilities used in our business as of June 30, 2025. Our corporate headquarters is located in Sunnyvale, California, and we also have corporate offices in Newbury, England, and Pune, India. We believe that our offices are adequate to meet our current and near future operating needs.

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

Holders

As of June 30, 2025, there were approximately 120 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

Share Repurchases

On May 31, 2024, our board of directors authorized a $20.0 million increase in its stock repurchase program, bringing the aggregate amount we may purchase thereunder from $20.0 million to $40.0 million of its outstanding common stock. As of June 30, 2025, approximately $1.2 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended June 30, 2025, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
April 1, 2025 to April 30, 2025	183,906	$5.38	183,906	$3,962
May 1, 2025 to May 31, 2025	215,648	$5.87	215,648	$2,696
June 1, 2025 to June 30, 2025	230,858	$6.53	230,858	$1,188
Total	630,412		630,412

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended (Securities Act).

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index for each of the last five fiscal years ended June 30, 2025, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index assume no dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	6/30/2020	6/30/2021	6/30/2022	6/30/2023	6/30/2024	6/30/2025
eGain Corporation	$ 100.00	$ 103.33	$ 87.76	$ 67.42	$ 56.80	$ 56.26
Nasdaq Composite	$ 100.00	$ 145.56	$ 111.46	$ 140.60	$ 182.23	$ 210.79
S&P Software & Services Select Industry Index	$ 100.00	$ 154.47	$ 100.40	$ 120.90	$ 137.30	$ 172.80

Equity Compensation Plan Information

See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plan.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

eGain automates customer experience with an AI knowledge hub solution. We sell our SaaS solution to enterprises who want to improve customer experience while reducing cost, by using AI to synthesize and deliver trusted, consumable answers from a knowledge hub. We are headquartered in Sunnyvale, California, USA. We also operate in the United Kingdom and India.

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

The following table presents total revenue for each of the following periods:

	Fiscal Year Ended June 30
	2025	2024	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$81,921	$85,082	$(3,161)	(4)%
Professional services	6,510	7,721	(1,211)	(16)%
Total revenue	$88,431	$92,803	$(4,372)

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

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Fiscal Year Ended June 30
	2025	2024
Income from operations	$4,433	$5,971
Add:
Stock-based compensation	2,449	4,529
Non-GAAP income from operations	$6,882	$10,500

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

We have a royalty revenue agreement with a customer related to our embedded intellectual property. Under the terms of the agreement, the customer is to provide a combined fixed fee, per agent, for each software license sold containing the embedded software to us. These embedded OEM royalties are included as SaaS revenue. Under revenue guidance, since these arrangements are for sales-based licenses of intellectual property, we recognize revenue only as the subsequent sale occurs. However, since such sales are reported by the customer with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the customer. Any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimates and the risk of significant revenue reversals.

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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that have not yet been recognized, and include billed deferred revenue, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenue, as well as unbilled amounts that will be invoiced and recognized as revenue in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of June 30, 2025, our remaining performance obligations were $91.6 million, of which we expect to recognize $63.0 million and $28.6 million as revenue within one year and beyond one year, respectively.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no impairment for fiscal years ended June 30, 2025 and 2024.

Accounts Receivable and Provision for Credit Losses

We extend unsecured credit to customers on a regular basis. Our accounts receivable is derived from revenue earned from customers and are not interest bearing. We also maintain provision for credit losses to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we make different judgments or utilize different estimates, then material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented. We write-off receivables after all collection efforts have been exhausted and the amounts are deemed uncollectible.

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

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. This new legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others implemented through 2027. We are currently assessing the impact of OBBBA on our consolidated financial statements.

Fiscal Year 2025 Compared with Fiscal Year 2024

Our effective tax rate for both fiscal years 2025 and 2024 was a tax benefit of $26.6 million and a tax provision of $1.9 million, respectively. The change in our effective tax rate for fiscal year 2025 as compared to fiscal year 2024 was primarily due to the decrease in valuation allowance, foreign rate differential, Section 267, stock-based compensation and the research and development tax credits.

The income before income tax benefit (provision) between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution and customer demand related to our products and services. In fiscal year 2025, our U.S. and foreign income before our income tax benefit was an income of $3.6 million and $2.0 million, respectively. In fiscal year 2024, our U.S. and foreign income before our income tax was an income of $6.2 million and $3.5 million, respectively.

Deferred Tax Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. In the year ended June 30, 2025, we concluded that the valuation allowance related to the U.S. federal and state (excluding certain California tax attributes) deferred tax assets was no longer required due to the assessment of our recent income/loss and forecast future taxable income. As of June 30, 2025, we had a valuation allowance of approximately $5.5 million attributable to California net operating losses and research and development credit carryforwards.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States, on the basis of estimates, that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestments of those subsidiary earnings. We have not recorded a deferred tax liability related to state income taxes and foreign withholding taxes of approximately $28.2 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	2025	2024
Revenue:
SaaS	93%	92%
Professional services	7	8
Total revenue	100	100
Cost of revenue:
Cost of SaaS	20	21
Cost of professional services	10	9
Total cost of revenue	30	30
Gross profit	70	70
Operating Expenses:
Research and development	33	29
Sales and marketing	22	24
General and administrative	10	11
Total operating expenses	65	64
Income from operations	5%	6%

Revenue

We classify our revenue into two categories; SaaS and professional services revenue.

The following table presents our SaaS and professional services revenue during the fiscal years indicated:

	Fiscal Year Ended June 30,
	2025	2024	Change

Revenue	(in thousands, except percentages)
SaaS	$81,921	$85,082	$(3,161)	(4)%
Professional services	6,510	7,721	(1,211)	(16)%
Total revenue	$88,431	$92,803	$(4,372)

Total Revenue

Total revenue decreased $4.4 million during the fiscal year ended June 30, 2025, from the same period in fiscal year 2024, largely due to decreased SaaS revenue of $3.2 million and decreased professional services revenue of $1.2 million in fiscal year 2025.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $546,000 and $1.0 million in total revenue during the fiscal years ended June 30, 2025 and 2024, respectively.

SaaS Revenue

	Fiscal Year Ended June 30,
	2025	2024	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$81,921	$85,082	$(3,161)	(4)%
Percentage of total revenue	93%	92%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenues from SaaS decreased by $3.2 million during the fiscal year ended June 30, 2025, from the same period in fiscal year 2024.

SaaS revenue was $81.9 million and $85.1 million during the fiscal years ended June 30, 2025 and 2024, respectively, which represented a decrease of 4% or $3.2 million. SaaS revenue represents 93% and 92% of total revenue for the fiscal years ended June 30, 2025 and 2024, respectively.

Excluding an increase of $510,000 due to foreign exchange rate fluctuation, SaaS revenue decreased by $3.7 million during the fiscal year ended June 30, 2025, from the same period in fiscal year 2024.

Professional Services Revenue

	Fiscal Year Ended June 30,
	2025	2024	Change

Revenue	(in thousands, except percentages)
Professional services revenue	$6,510	$7,721	$(1,211)	(16)%
Percentage of total revenue	7%	8%

Professional services revenue includes consulting, implementation, training, and managed services. Revenues from professional services decreased by $1.2 million during the fiscal year ended June 30, 2025, from the same period in fiscal year 2024.

Professional services revenue was $6.5 million and $7.7 million during the fiscal years ended June 30, 2025 and 2024, respectively, which represented a decrease of 16% or $1.2 million. Professional services revenue represents 7% and 8% of total revenue for the fiscal years ended June 30, 2025 and 2024, respectively.

Excluding an increase of $36,000 due to foreign exchange rate fluctuation, professional services revenues decreased by $1.2 million during the fiscal year ended June 30, 2025, from the same period in fiscal year 2024.

Revenue by Geography

	Fiscal Year Ended June 30,
	2025	2024	Change

Revenue	(in thousands, except percentages)
North America	$68,778	$72,611	$(3,833)	(5)%
Europe, Middle East, & Africa	19,653	20,192	(539)	(3)%
Total revenue	$88,431	$92,803	$(4,372)

Revenue from North America sales decreased by 5% from $72.6 million during the fiscal year ended June 30, 2024 to $68.8 million during the fiscal year ended June 30, 2025 due to decreases of (i) $2.6 million in SaaS revenue and (ii) $1.2 million in professional service revenue.

Revenue from EMEA sales decreased by 3% from $20.2 million during the fiscal year ended June 30, 2024 to $19.7 million during the fiscal year ended June 30, 2025 due to a decrease of $570,000 in SaaS revenue; partially offset by an increase of $32,000 in professional services revenue.

Cost of Revenue

	Fiscal Year Ended June 30,
	2025	2024	Change

Cost of revenue	(in thousands, except percentages)
SaaS	$17,975	$19,514	$(1,539)	(8)%
Professional services	8,448	8,078	370	5%
Total cost of revenue	$26,423	$27,592	$(1,169)
Percentage of total revenue	30%	30%
Gross margin	70%	70%

SaaS

Cost of SaaS revenues consist primarily of expenses related to our cloud services and support provided to customers.  These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of SaaS revenues decreased by $1.5 million or 8% during the fiscal year ended June 30, 2025 from the same period in fiscal year 2024. The decrease is primarily due to decreases in (i) personnel related costs of $1.5 million and (ii) outside consulting cost of $258,000; partially offset by an increase in cloud computing cost of $279,000 during the fiscal year ended June 30, 2025, from the same period in fiscal year 2024. Foreign exchange rate fluctuation had an immaterial impact on cost of SaaS revenues when comparing fiscal year ended June 30, 2025 and 2024.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services increased by $370,000 or 5% during the fiscal year ended June 30, 2025 from the same period in fiscal year 2024. This increase is due to increases in (i) personnel-related costs of $339,000 and (ii) outside consulting cost of $13,000 from the same period in fiscal year 2024.

Excluding an increase of $17,000 due to foreign exchange rate fluctuation, cost of professional services revenue increased by $353,000 for the fiscal year ended June 30, 2025, from the same period in fiscal year 2024.

Operating Expenses

Research and Development

	Fiscal Year Ended June 30,
	2025	2024	Change

	(in thousands, except percentages)
Research and development	$29,604	$26,626	$2,978	11%
Percentage of total revenue	33%	29%

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

Research and development expense increased by $3.0 million or 11% during the fiscal year ended June 30, 2025, from the same period in fiscal year 2024. The increase is primarily due to increases in (i) $2.8 million in personnel-related costs and (ii) $197,000 in outside consulting costs.

Excluding a decrease of $5,000 due to foreign exchange rate fluctuation, research and development expense increased by $3.0 million for the fiscal year ended June 30, 2025, from the same period in fiscal year 2024.

Sales and Marketing

	Fiscal Year Ended June 30,
	2025	2024	Change

	(in thousands, except percentages)
Sales and marketing	$19,356	$22,115	$(2,759)	(12)%
Percentage of total revenue	22%	24%

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

Sales and marketing expenses decreased by $2.8 million or 12% during the fiscal year ended June 30, 2025 from the same period in fiscal year 2024. The decrease is primarily due to a decrease of $3.4 million in personnel-related costs; partially offset by increases of (i) $273,000 in lead generation costs and (ii) $145,000 in outside consulting costs.

Excluding an increase of $205,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased $3.0 million for the fiscal year ended June 30, 2025, from the same period in fiscal year 2024.

General and Administrative

	Fiscal Year Ended June 30,
	2025	2024	Change

	(in thousands, except percentages)
General and administrative	$8,615	$10,499	$(1,884)	(18)%
Percentage of total revenue	10%	11%

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

General and administrative expense decreased by $1.9 million or 18% during the fiscal year ended June 30, 2025, from the same period in fiscal year 2024. The decrease is primarily due to decreases in (i) $992,000 in legal expenses, (ii) $608,000 in personnel-related expenses, (iii) $296,000 in accounting, audit, and administrative expenses, and (iv) $28,000 in credit loss expenses.

Excluding an increase of $39,000 due to foreign exchange rate fluctuation, general and administrative expense increased $1.9 million for the fiscal year ended June 30, 2025, from the same period in fiscal year 2024.

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

The effect of recording stock-based compensation for fiscal year 2025 and 2024 is as follows:

	Fiscal Year Ended June 30,
	2025	2024

Stock-based compensation by type of award	(in thousands)
Stock options	$1,113	$3,348
Restricted stock units	1,033	819
Employee stock purchase plan	303	362
Total stock-based compensation	$2,449	$4,529

Determining the fair value of the equity-based payment awards at the grant date required significant judgment and the use of estimates, particularly surrounding the Black-Scholes valuation assumptions such as stock price volatility and expected option term.

Below is a summary of stock-based compensation included in the cost and expenses:

	Fiscal Year Ended June 30,
	2025	2024	Change

	(in thousands, except percentages)
Cost of revenue	$865	$1,237	$(372)	(30)%
Research and development	640	1,424	(784)	(55)%
Sales and marketing	352	645	(293)	(45)%
General and administrative	592	1,223	(631)	(52)%
Total stock-based compensation	$2,449	$4,529	$(2,080)	(46)%

Stock-based compensation expense includes the amortization of the fair value primarily of stock options awarded to employees, members of our board of directors and consultants. The fair value of stock options granted is recognized as an expense over their respectable vesting schedule. The decrease in our stock-based compensation expense in fiscal year 2025 compared to fiscal year 2024 was primarily due to decreases in stock option vesting over their respectable periods, company-wide headcount, and equity grant activity.

We expect to review our share-based payment awards annually, as necessary.

Income from Operations

	Fiscal Year Ended June 30,
	2025	2024	Change

	(in thousands, except percentages)
Income from operations	$4,433	$5,971	$(1,538)	(26)%
Operating margin	5%	6%

Results from operations was income of $4.4 million in fiscal year 2025, compared to income of $6.0 million in fiscal year 2024. We recorded a positive operating margin of 5% in fiscal year 2025, and a positive operating margin of 6% in fiscal year 2024.

During the fiscal year ended June 30, 2025, SaaS revenue decreased by $3.2 million to $81.9 million compared to $85.1 million in fiscal year 2024.

The decrease in total costs and operating expenses in fiscal year ended June 30, 2025 was $2.8 million primarily due to decreases of (i) $2.4 million in personnel-related expenses, (ii) $992,000 in legal expenses, (iii) $199,000 in outside consulting costs, and (iv) $28,000 in credit loss expenses; partially offset by increases in (i) $279,000 in cloud computing costs and (ii) $273,000 in lead generation costs.

Excluding an increase from foreign exchange fluctuation of $257,000, total costs and operating expenses decreased by $3.1 million for the fiscal year ended June 30, 2025, from the same period in fiscal year 2024.

Interest Income

Interest income consists primarily of interest earned on money market accounts, which have decreased in rates compared to prior year. Interest income, was income of $2.5 million and $3.8 million for the fiscal years ended June 30, 2025 and 2024, respectively.

Other Expense, Net

Other expense, net primarily included foreign exchange rate fluctuations on international trade receivables. Other expense, net was $1.3 million and $51,000 for the fiscal years ended June 30, 2025 and 2024, respectively.

Income Tax Benefit (Provision)

Provision for income taxes consists of federal, state and foreign income taxes and the release of a substantial portion of our valuation allowance against U.S. deferred tax assets as of June 30, 2025. We consider all available evidence, both positive and negative, including but not limited to earnings history, expiring attributes, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded an income tax benefit of $26.6 million and provision of $1.9 million in the fiscal years ended June 30, 2025 and 2024, respectively.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity were cash and cash equivalents, and accounts receivable, net. Our liquidity sources were $95.7 million compared to $101.7 million as of June 30, 2025 and 2024, respectively. Our cash, cash equivalents, and restricted cash were $62.9 million and $70.0 million as of June 30, 2025 and 2024, respectively.

Our working capital was $38.4 million and $44.5 million as of June 30, 2025 and 2024, respectively. Our deferred revenue was $50.5 million and $49.3 million as of June 30, 2025 and 2024, respectively.

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

Cash Flows

For the fiscal years ended June 30, 2025 and 2024, our cash flows were as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Net cash provided by operating activities	$5,263	$12,454
Net cash used in investing activities	(565)	(198)
Net cash used in financing activities	(14,393)	(15,391)

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, the timing of employee related costs including costs capitalized to obtain revenue contracts, amortization of right-of-use assets, and changes in operating assets and liabilities during the year.

Cash provided by operating activities decreased by $7.2 million during the fiscal year ended June 30, 2025, driven primarily by the decreases in deferred income taxes related to our valuation release, stock-based compensation, and accrued liabilities mainly offset by the increase in net income.

Net cash used in investing activities increased by $367,000 during the fiscal year ended June 30, 2025, driven primarily by increased activities related to the purchase of equipment for employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash used in financing activities decreased by $1.0 million during the fiscal year ended June 30, 2025. The changes consist primarily of proceeds from the exercise of employee stock options, our employee stock purchase plan, and a decrease of funds used with repurchases of our common stock of approximately $1.5 million.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases.

The following table summarizes our contractual obligations as of June 30, 2025 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

	Total	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$4,705	$2,921	$728	$1,056
Total	$4,705	$2,921	$728	$1,056

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency consist primarily of cash and cash equivalents, accounts receivable, net, and operating lease ROU asset. As of June 30, 2025 and 2024, identifiable assets denominated in foreign currency totaled approximately $25.9 million and $24.9 million, respectively. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.6 million between June 30, 2025 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar and the Euro, the British Pound and the Indian Rupee. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash and cash equivalents. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in short-term and low-risk investment-grade debt instruments. These investments are subject to interest rate risk and will decrease in value if market interest rates increase.

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between June 30, 2025 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Corporation

Consolidated Financial Statements

As of June 30, 2025 and 2024 and for the years ended June 30, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of eGain Corporation and subsidiaries (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2025 and the related notes and financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company enters into contracts with its customers that may include promises to transfer cloud delivery arrangements, term software licenses, support and professional services. Significant judgment is required by the Company in determining revenue recognition for these customer agreements, including the determination of whether products and services are considered distinct performance obligations that should be accounted for separately or combined as one unit of accounting and the determination of standalone selling prices (“SSP”) for each distinct obligations performance, particularly for services that are not sold separately.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included reviewing executed contracts for a sample of revenue transactions to assess management’s evaluation of significant terms, including the determination of distinct performance obligations, and testing the amounts recognized as revenue or recorded as deferred revenue. In addition, we tested management’s determination of SSP by performing audit procedures that included, among others, assessing the appropriateness of the methodology applied, testing the mathematical accuracy of the underlying data and calculations, and testing selections to corroborate the data underlying the Company’s calculations.

/s/ BPM LLP

We have served as the Company’s auditor since 2008.

San Jose, California

September 12, 2025

EGAIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$62,909	$70,003
Restricted cash	8	8
Accounts receivable, less provision for credit losses of $7 and $59 as of June 30, 2025 and 2024, respectively	32,775	31,731
Costs capitalized to obtain revenue contracts, net	1,148	1,272
Prepaid expenses	2,841	2,915
Other current assets	886	1,195
Total current assets	100,567	107,124
Property and equipment, net	670	441
Operating lease right-of-use assets	3,530	3,811
Costs capitalized to obtain revenue contracts, net of current portion	1,460	1,779
Goodwill	13,186	13,186
Other assets, net	28,592	1,511
Total assets	$148,005	$127,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,596	$2,725
Accrued compensation	6,749	7,642
Accrued liabilities	2,821	5,078
Operating lease liabilities	1,220	1,179
Deferred revenue	48,765	45,989
Total current liabilities	62,151	62,613
Deferred revenue, net of current portion	1,766	3,280
Operating lease liabilities, net of current portion	2,449	2,592
Other long-term liabilities	908	871
Total liabilities	67,274	69,356
Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Common stock, $0.001 par value per share – authorized: 60,000 shares; issued: 33,237 and 32,698 shares; outstanding: 27,083 and 29,160 shares as of June 30, 2025 and 2024, respectively.	33	33
Additional paid-in capital	411,253	407,416
Treasury stock, at cost: 6,154 and 3,538 common shares as of June 30, 2025 and 2024, respectively.	(38,812)	(23,031)
Notes receivable from stockholders	—	(21)
Accumulated other comprehensive loss	(336)	(2,240)
Accumulated deficit	(291,407)	(323,661)
Total stockholders’ equity	80,731	58,496
Total liabilities and stockholders’ equity	$148,005	$127,852

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2025	2024
Revenue:
SaaS	$81,921	$85,082
Professional services	6,510	7,721
Total revenue	88,431	92,803
Cost of revenue:
Cost of SaaS	17,975	19,514
Cost of professional services	8,448	8,078
Total cost of revenue	26,423	27,592
Gross profit	62,008	65,211
Operating expenses:
Research and development	29,604	26,626
Sales and marketing	19,356	22,115
General and administrative	8,615	10,499
Total operating expenses	57,575	59,240
Income from operations	4,433	5,971
Interest income, net	2,469	3,798
Other expense, net	(1,265)	(51)
Income before income tax benefit (provision)	5,637	9,718
Benefit from (provision for) income taxes	26,617	(1,938)
Net income	$32,254	$7,780
Per share information:
Earnings per share:
Basic	$1.15	$0.25
Diluted	$1.13	$0.25
Weighted-average shares used in computation:
Basic	28,161	30,840
Diluted	28,650	31,468
Summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$865	$1,237
Research and development	640	1,424
Sales and marketing	352	645
General and administrative	592	1,223
Total stock-based compensation	$2,449	$4,529

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended June 30,
	2025	2024
Net income	$32,254	$7,780
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	1,904	(118)
Total comprehensive income	$34,158	$7,662

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Notes	Accumulated
			Additional			Receivable	Other		Total
	Common Stock		Paid-in	Treasury Stock		From	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
BALANCES AS OF JULY 1, 2023	31,482	$32	$401,087	786	$(5,763)	$(97)	$(2,122)	$(331,441)	$61,696
Interest on stockholders’ notes	—	—	—	—	—	(1)	—	—	(1)
Repayment on stockholders’ notes	—	—	—	—	—	77	—	—	77
Issuance of common stock upon exercise of stock options	260	1	861	—	—	—	—	—	862
Issuance of common stock in connection with employee stock purchase plan	170	—	939	—	—	—	—	—	939
Repurchase of common stock	(2,752)	—	—	2,752	(17,268)				(17,268)
Stock-based compensation	—	—	4,529	—	—	—	—	—	4,529
Foreign currency translation adjustments	—	—	—	—	—	—	(118)	—	(118)
Net income	—	—	—	—	—	—	—	7,780	7,780
BALANCES AS OF JUNE 30, 2024	29,160	33	407,416	3,538	(23,031)	(21)	(2,240)	(323,661)	58,496
Write-off on stockholders’ notes	—	—	—	—	—	21	—	—	21
Issuance of common stock upon vesting of restricted stock units	169	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	191	—	575	—	—	—	—	—	575
Issuance of common stock in connection with employee stock purchase plan	179	—	813	—	—	—	—	—	813
Repurchase of common stock	(2,616)	—	—	2,616	(15,781)				(15,781)
Stock-based compensation	—	—	2,449	—	—	—	—	—	2,449
Foreign currency translation adjustments	—	—	—	—	—	—	1,904	—	1,904
Net income	—	—	—	—	—	—	—	32,254	32,254
BALANCES AS OF JUNE 30, 2025	27,083	$33	$411,253	6,154	$(38,812)	$—	$(336)	$(291,407)	$80,731

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$32,254	$7,780
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	1,415	1,499
Amortization of right-of-use assets	1,064	1,098
Depreciation and amortization	340	387
Provision for credit losses	63	93
Deferred income taxes	(27,253)	91
Stock-based compensation	2,449	4,529
Gain on disposal of property and equipment	(5)	—
Write-off on stockholder's notes	21	—
Changes in operating assets and liabilities:
Accounts receivable	(437)	(261)
Costs capitalized to obtain revenue contracts	(865)	(917)
Prepaid expenses	96	(453)
Other current assets	307	67
Other non-current assets	166	(317)
Accounts payable	(144)	682
Accrued compensation	(982)	(46)
Accrued liabilities	(2,678)	(306)
Deferred revenue	329	(578)
Operating lease liabilities	(892)	(936)
Other long-term liabilities	15	42
Net cash provided by operating activities	5,263	12,454
Cash flows from investing activities:
Purchases of property and equipment	(565)	(198)
Net cash used in investing activities	(565)	(198)
Cash flows from financing activities:
Interest on stockholder notes	—	(1)
Repayment of stockholder notes	—	77
Proceeds from exercise of stock options	575	862
Proceeds from employee stock purchase plan	813	939
Repurchases of common stock	(15,781)	(17,268)
Net cash used in financing activities	(14,393)	(15,391)
Effect of exchange rate differences on cash and cash equivalents	2,601	(62)
Net decrease in cash, cash equivalents and restricted cash	(7,094)	(3,197)
Cash, cash equivalents and restricted cash at beginning of year	70,011	73,208
Cash, cash equivalents and restricted cash at end of year	$62,917	$70,011

Supplemental cash flow disclosures:
Cash paid for taxes	$1,026	$1,805
ROU assets and lease liabilities recognized from lease modification	$677	$2,141
Non-cash items:
Purchases of equipment through trade accounts payable	$27	$—

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain automates customer experience with an AI knowledge hub solution. We sell our SaaS solution to enterprises who want to improve customer experience while reducing cost, by using AI to synthesize and deliver trusted, consumable answers from a knowledge hub. We are headquartered in Sunnyvale, California, USA. We also operate in the United Kingdom and India.

Principles of Consolidation

The consolidated financial statements include the accounts of eGain and our wholly-owned subsidiaries, eGain Communications Ltd., Exony Limited (Exony), eGain Communications Pvt. Ltd., eGain Communications (USA), and eGain Deutschland GmbH. All significant intercompany balances and transactions have been eliminated.

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

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in “other expense, net” in the consolidated statements of operations, and resulted in a loss of $1.3 million and $98,000, in fiscal years ended June 30, 2025 and 2024, respectively.

Cash and Cash Equivalents, Restricted Cash and Investments

We consider all highly liquid investments with an original purchase to maturity date of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. As of June 30, 2025 and 2024, we did not have any short-term or long-term investments.

Cash earmarked for a specific purpose and therefore not available for immediate and general use by the Company is considered restricted cash. Expected usage of restricted cash within one year is classified as a current asset; expected usage more than a year is considered a non-current asset. As of June 30, 2025 and 2024, our restricted cash was nominal and expected to be used within one year.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are deposited with high credit quality institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheets. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk. Our cash, cash equivalents and restricted cash were $62.9 million as of June 30, 2025 and exceeded the FDIC (Federal Deposit Insurance Corporation) limits.

Our customer base extends across many different industries and geographic regions. Revenue is allocated to individual countries and geographic region by customer, based on where the product is shipped to and location of services performed. One customer, who is also a partner, accounted for 16% and 18% of total revenue for the years ended June 30, 2025 and 2024, respectively.

We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established a provision for credit losses based upon factors surrounding the credit risk of customers, historical trends and other information. Three customers accounted for a range of 18% to 22% of accounts receivable as of June 30, 2025. Four partners and customers accounted for a range of 12% to 22% of accounts receivable as of June 30, 2024.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables (contract assets) are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.4 million and $3.6 million as of June 30, 2025 and 2024, respectively, and are included in the accounts receivable, less provision for credit losses, balance on the accompanying consolidated balance sheets.

Our accounts receivable, net balance was $32.8 million and $31.7 million as of June 30, 2025 and 2024, respectively.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment for fiscal years ended June 30, 2025 and 2024.

Impairment of Long-Lived Assets

We review long-lived assets for impairment, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During fiscal years ended June 30, 2025 and 2024, we did not have any such impairment losses.

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

Our combined contract liabilities, which consist of both current and non-current deferred revenue for which we have an obligation to transfer services to customers and have received considerations in advance or the amount is due from customers, balance was $50.5 million and $49.3 million as of June 30, 2025 and 2024, respectively.

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

The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue contracts in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the years ended June 30, 2025 and 2024.

During the fiscal years ended June 30, 2025 and 2024, we capitalized $865,000 and $917,000 of costs to obtain revenue contracts, respectively, and amortized $1.4 million and $1.5 million to sales and marketing expense, respectively. Capitalized costs to obtain revenue contracts, net of accumulated amortization were $2.6 million and $3.1 million as of June 30, 2025 and 2024, respectively.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2025 and 2024 were $2.2 million and $2.1 million, respectively.

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

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance, our future investment plans, and the uncertainty in the current market and economic environment, we have determined that it is more likely than not that these assets will be realized and have released the valuation allowance against our net deferred tax assets of approximately $27.4 million except for California net operating losses and research and development credits. For the legacy eGain business in the United Kingdom, based on the positive evidence, the Company has determined it would be able to utilize the deferred tax assets and does not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax benefit (provision) primarily relates to foreign activities as well as federal and state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the change in valuation allowance, stock-based compensation, Section 267 inclusion, research and development tax credits, and our foreign operations.

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

As of June 30, 2025, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. The Company has not identified a change in ownership as of June 30, 2025 that would significantly limit the net operating loss carryovers.

Comprehensive Income

We report comprehensive income and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income for each of the two years in the year ended June 30, 2025 is shown in the accompanying consolidated statements of comprehensive income. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets as of June 30, 2025 and 2024 consists of accumulated foreign currency translation adjustments.

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted average number of shares is increased by stock options in-the-money and shares issuable for RSUs subject to service-based vesting requirements to calculate diluted earnings per share.

The following table represents the calculation of basic and diluted earnings per common share (in thousands, except per share data):

	Years Ended June 30,
	2025	2024
Net income	$32,254	$7,780
Per share information:
Earnings per share:
Basic	$1.15	$0.25
Diluted	$1.13	$0.25
Weighted-average shares used in computation:
Basic	28,161	30,840
Diluted	28,650	31,468

Weighted average options to purchase 3,434,432 and 3,479,718 shares of common stock as of June 30, 2025 and 2024, respectively, were not included in the computation of diluted net income per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

Segment Information

We operate in one segment, the development, license, implementation, and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by our Chief Operating Decision-Maker in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers (CODMs) under ASC 280, Segment Reporting, are our executive management team. Our CODMs review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The CODMs regularly evaluate non-GAAP operating income, which is defined as income from operations as presented on the consolidated statements of operations and adding back stock-based compensation, along with significant revenue and expense categories aligned with those presented on our consolidated statement of operations, and the accounting policies governing our segment are the same as those described in Note 1, “Summary of Business and Significant Accounting Policies.”

Information relating to our geographic areas for the fiscal years ended June 30, 2025 and 2024 is as follows (in thousands):

	Total	Income	Long-Lived
	Revenue	from Operations	Assets
Year ended June 30, 2025:
North America	$68,778	$3,919	$390
Europe, Middle East, & Africa	19,653	6,780	63
Asia Pacific	—	(6,266)	217
	$88,431	$4,433	$670
Year ended June 30, 2024:
North America	$72,611	$6,355	$216
Europe, Middle East, & Africa	20,192	6,050	81
Asia Pacific	—	(6,434)	144
	$92,803	$5,971	$441

For the purposes of entity-wide geographic area disclosures, long-lived assets consist of computers and equipment, furniture and fixtures, and leasehold improvements, net of accumulated depreciation and amortization. These items are included in property and equipment, net, on the accompanying Company’s consolidated balance sheets.

Recent Accounting Pronouncements

Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosures on expanded information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023 (our fiscal year 2025), with early adoption permitted. The ASU is required to be applied retrospectively to all prior periods presented in the financial statements once adopted. We adopted this guidance as of our fourth quarter of fiscal year 2025 with no material impact on our consolidated financial statements.

Pronouncements Not Yet Adopted

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

SaaS Revenue

The following customer arrangements are recognized ratably over the contract term as the performance obligations are delivered:

●	Cloud delivery arrangements;
●	Embedded OEM royalties and associated support arrangements; and
●	Term licenses which incorporate on-premise software licenses and a subscription to a substantial cloud functionalities.

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

We have a royalty revenue agreement with a customer related to our embedded intellectual property. Under the terms of the agreement, the customer is to provide us a combination of fixed fee and per agent fee, for each software license sold containing the embedded software. These embedded OEM royalties are included as SaaS revenue. Under Topic 606 revenue guidance, since these arrangements are for usage-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, we estimate revenue recognized only as the performance obligation of the embedded OEM royalties has been satisfied or partially satisfied. Differences between actual results and estimated amounts are adjusted in the following period as such sales are reported by the customer with a quarter in arrears.

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

2. BALANCE SHEET COMPONENTS

Property and equipment, net consists of the following:

	As of June 30,
	2025	2024

	(in thousands)
Computers and equipment	$3,657	$3,496
Furniture and fixtures	967	878
Leasehold improvements	750	688
Total	5,374	5,062
Accumulated depreciation and amortization	(4,704)	(4,621)
Property and equipment, net	$670	$441

Depreciation and amortization expense was $340,000 and $387,000 for the fiscal years ended June 30, 2025 and 2024, respectively. Disposed property and equipment, which were substantially fully-depreciated, were $351,000 and $625,000 for the fiscal years ended June 30, 2025 and June 30, 2024, respectively.

Accrued compensation consists of the following:

	As of June 30,
	2025	2024

	(in thousands)
Accrued bonuses	$2,966	$3,007
Accrued vacation	2,507	2,804
Payroll and other employee related costs	1,086	1,325
Accrued commissions	190	506
Accrued compensation	$6,749	$7,642

Accrued liabilities consists of the following:

	As of June 30,
	2025	2024

	(in thousands)
VAT liability	$937	$920
Customer advances	340	132
Sales tax payable	95	425
Accrued other liabilities	1,449	3,601
Accrued liabilities	$2,821	$5,078

Other assets, net consists of the following:

	As of June 30,
	2025	2024

	(in thousands)
Deferred tax assets	$28,226	$973
Prepaid others	182	254
Deposits	129	229
Other receivable	55	55
Other assets, net	$28,592	$1,511

3. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our SaaS and professional services revenue during the fiscal years ended June 30, 2025 and 2024, respectively:

	Fiscal Year Ended June 30,
	2025	2024

	(in thousands)
Revenue:
SaaS revenue	$81,921	$85,082
Professional services	6,510	7,721
Total revenue	$88,431	$92,803

The following table presents our revenue recognized over-time and at a point-in-time during the fiscal years ended June 30, 2025 and 2024, respectively:

	Fiscal Year Ended June 30,
	2025	2024

	(in thousands)
Revenue:
Over-time	$82,549	$81,415
Point-in-time	5,882	11,388
Total revenue	$88,431	$92,803

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

	Fiscal Year Ended June 30,
	2025	2024

	(in thousands)
Revenue:
North America	$68,778	$72,611
Europe, Middle East, & Africa	19,653	20,192
Total revenue	$88,431	$92,803

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

The following table presents the changes in contract liabilities (in thousands):

	Balance as of June 30, 2025 ($)	Balance as of June 30, 2024 ($)
Contract liabilities:
Deferred revenue	48,765	45,989
Deferred revenue, net of current portion	1,766	3,280

All deferred revenue as of June 30, 2024 was recognized as revenue during the fiscal year ended June 30, 2025.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include billed deferred revenue, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenue, as well as unbilled amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of June 30, 2025, our remaining performance obligations were $91.6 million of which we expect to recognize $63.0 million and $28.6 million as revenue within one year and beyond one year, respectively.

4. INCOME TAXES

Income before income tax benefit (provision) consisted of the following (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
United States	$3,636	$6,248
Foreign	2,001	3,470
Income before income tax benefit (provision)	$5,637	$9,718

The reconciliation of income tax expense at the statutory federal income tax rate and the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024

Federal statutory income tax rate	$(1,184)	$(2,041)
Current state taxes, net of federal benefit	(713)	632
Foreign rate differential	(222)	(292)
Research and development credits	(127)	599
Foreign withholding tax	—	(23)
Stock-based compensation	(981)	(410)
Deferred return to provision	51	(175)
Section 267 payables	—	1,294
Other items	(41)	(52)
Net change in valuation allowance	30,079	(1,470)
Foreign income	(245)	—
Benefit from (provision for) income taxes	$26,617	$(1,938)

The components of the income tax benefit (provision) are as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Current provision:
Federal	$(14)	$—
State	(101)	(897)
Foreign	(521)	(951)
Total current:	(636)	(1,848)
Deferred:
Federal	24,280	—
State	3,094	—
Foreign	(121)	(90)
Total deferred:	27,253	(90)
Income tax benefit (provision)	$26,617	$(1,938)

As of June 30, 2025, we had zero federal and approximately $11.5 million state net operating loss carryforwards. The net operating loss carryforwards will expire at various dates beginning in fiscal year ending June 30, 2036, if not utilized. We also had federal research and development credit carryforwards of approximately $4.8 million as of June 30, 2025, which will expire at various dates beginning in fiscal year ending June 30, 2028, if not utilized. The California research and development credit carryforwards are approximately $6.7 million as of June 30, 2025 and have an indefinite carryover period.

In 2025, California enacted legislation, with the first being S.B.167, which suspends the use of NOLs by businesses and individuals for tax years 2024 through 2026, limits the use of tax credits by businesses and individuals to $5 million for tax years 2025 through 2026, and clarifies that income not included in apportionable business income is excluded from the sales factor of the apportionment formula. The second, S.B.175, provides some relief from the $5 million credit limitation in S.B. 167 by allowing taxpayers subject to the limit to elect to later receive a refund of credits they would have otherwise used to reduce tax liabilities during the limitation period.

As of June 30, 2025, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. As of June 30, 2025, the Company did not identify any ownership change that would significantly limit the net operating loss carryovers.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities for federal, state and foreign income taxes are as follows (in thousands):

	As of June 30,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$850	$3,419
Research credits	10,064	10,346
Other credits	3	15
Deferred revenue	770	853
Stock-based compensation	4,054	4,927
Accruals and reserves	1,178	1,231
Lease liability	286	443
Intangibles	3	4
Other	85	178
Section 267 payables	2,335	1,526
Capitalized research and development	14,453	14,109
Gross deferred tax assets	34,081	37,051
Less valuation allowance	(5,529)	(35,608)
Net deferred tax assets	28,552	1,443
Gross deferred tax liabilities
Right-of-use asset	(297)	(464)
Fixed assets	(28)	(5)
Gross deferred tax liabilities	(325)	(469)
Total deferred tax assets, net *	$28,227	$974

*included in other assets, net, on consolidated balance sheets

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in prior years, we had historically provided a full valuation allowance against our U.S. net deferred tax assets. However, based on analysis for the year ended June 30, 2025, we have determined that the positive evidence overcame any negative evidence, primarily due to the Company’s cumulative income position and concluded that it is more likely than not that the U.S. federal deferred tax assets and other  than certain California state deferred tax assets are realizable. As a result, in the year ended June 30, 2025, we released the valuation allowance against all of the U.S. federal and state deferred tax assets except for California net operating losses and research and development credits. With respect to our foreign operations, we expect to fully utilize the deferred tax assets and have not placed a valuation allowance against them. Our tax benefit (provision) primarily relates to the release of the valuation allowance and foreign, federal, and state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the decrease in valuation allowance, stock-based compensation, Section 267, research and development credits, and our foreign operations.

The net valuation allowance decreased by $30.1 million and increased by $1.7 million for the fiscal years ended June 30, 2025 and 2024, respectively. The significant decrease in the valuation allowance was the result of the Company’s release of the entire valuation allowance previously established on its federal and state deferred tax assets except for California net operating losses and research and development credit carryforwards. We continue to maintain a full valuation allowance of $5.5 million on California net operating losses and research and development credit carryforwards, which we believe are not more likely than not to be realized in future periods.

We have not provided for taxes on $28.2 million of undistributed earnings of our foreign subsidiaries as of June 30, 2025. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to withholding taxes payable to the foreign jurisdiction.

For the fiscal years ended June 30, 2025 and 2024, we have $2.2 million and zero of Global Intangible Low Tax Income  inclusion and used our net operating losses and the Section 250 deduction to offset our taxable income, respectively.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2025 and 2024 were as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Beginning balance	$1,641	$1,551
Increases in balances related to tax positions taken during current periods	2,986	161
Expired Attributes	—	(71)
Ending balance	$4,627	$1,641

There is $0 and $45,000 of unrecognized tax benefit, if recognized currently, that would impact the Company’s effective tax rate as of June 30, 2025 and 2024, respectively. No accrued interest and penalties have been recognized in the tax provision related to unrecognized tax benefits.

We do not anticipate the amount of existing unrecognized tax benefit to significantly increase or decrease during the next twelve months. Our policy is to record interest and penalties related to unrecognized tax benefits as income tax expense.

We file income tax returns in the United States as well as various state and foreign jurisdictions. In these jurisdictions, tax years between 2009 and 2016 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years. For U.S. tax purposes, tax years after 2016 are subject to a three year statute of limitations. The Company is not currently under audit with either the IRS, foreign, or any state or local jurisdictions, nor has it been notified of any other potential future income tax audit. The federal and California statute of limitations remains open for three and four years, respectively, from the date of utilization of any net operating loss or credits.

5. STOCKHOLDERS’ EQUITY

On December 8, 2021, our board of directors authorized the amended and restated Certificate of Incorporation which increased the total authorized shares of common stock from 50,000,000 to 60,000,000 shares. As of June 30, 2025 and 2024, the Company had 33,237,000 and 32,698,000 shares of common stock issued, respectively, and 27,083,000 and 29,160,000 shares of common stock outstanding, respectively.

Common Stock

We have reserved shares of common stock for issuance as of June 30, 2025 as follows:

Common
Stock
Reserves
Stock options outstanding	3,954,716
Restricted stock units outstanding	179,155
Stock available for future grants or issuance:
2005 Stock Incentive Plan	2,089,443
2017 Employee Stock Purchase Plan	589,695
Total reserved shares of common stock for issuance	6,813,009

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2025 and 2024, no shares of preferred stock are issued or outstanding. Our board of directors has the authority, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the common stock.

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

2005 Management Stock Option Plan

In May 2005, our board of directors adopted the 2005 Management Stock Option Plan (2005 Management Plan) which provides for the grant of non-statutory stock options to directors, officers and key employees of eGain and its subsidiaries. The expiration date of the 2005 Management Plan was September 30, 2024. Options under the 2005 Management Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2005 Management Plan are subject to eGain’s right of repurchase, whose right shall lapse with respect to one-forty-eighth (1/48th) of the shares granted to a director, officer or key employee for each month of continuous service provided by such director, officer or key employee to eGain. The options granted under this plan are exercisable for up to ten years from the date of grant.

The following table represents the activity under the 2005 Management Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance as of June 30, 2023	71,983	826,717	$3.29
Options Exercised	—	(114,200)	$4.16
Balance as of June 30, 2024	71,983	712,517	$3.15
Options Exercised	—	(134,000)	$3.12
Options Forfeited / Expired	101,000	(101,000)	$6.28
Plan Shares Expired	(172,983)	—
Balance as of June 30, 2025	—	477,517	$2.49

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

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance as of June 30, 2023	1,057,983	4,059,282	$10.06
Options Granted	(120,300)	120,300	$6.47
Options Exercised	—	(145,293)	$2.66
Options Forfeited / Expired	319,795	(319,795)	$9.92
RSUs Granted	(200,821)	—	$—
RSUs Forfeited	15,394	—	$—
Balance as of June 30, 2024	1,072,051	3,714,494	$10.24
Shares Added	1,000,000	—	$—
Options Granted	(654,467)	654,467	$5.57
Options Exercised	—	(57,000)	$2.78
Options Forfeited / Expired	834,762	(834,762)	$9.48
RSUs Granted	(226,654)	—	$—
RSUs Forfeited	63,751	—	$—
Balance as of June 30, 2025	2,089,443	3,477,199	$9.67

During the fiscal year ended June 30, 2025, we granted zero stock options to consultants.

A summary of RSU activity during the year ended June 30, 2025 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value per Share
Non-vested RSUs as of June 30, 2024	185,427	$7.55
RSUs granted	226,654	$5.71
RSUs released	(169,175)	$7.54
RSUs forfeited	(63,751)	$6.20
Non-vested RSUs as of June 30, 2025	179,155	$5.71

We granted 2,659 and 3,901 RSUs to consultants during fiscal year ended June 30, 2025 and 2024, respectively.

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2025:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise	Number of	Remaining	Average	Number of	Average
Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$1.80	12,700	1.66	$1.80	12,700	$1.80
$2.50	547,929	2.15	$2.50	547,929	$2.50
$3.40-$5.71	496,934	7.83	$4.93	133,809	$4.02
$5.73-$7.96	424,940	7.12	$6.94	191,029	$7.55
$8.20-$11.23	295,951	4.54	$10.07	271,708	$10.10
$11.36	1,970,656	5.80	$11.36	1,853,377	$11.36
$11.47-$12.45	126,656	4.75	$11.98	117,151	$11.99
$13.75	65,400	3.04	$13.75	65,400	$13.75
$14.40	3,550	1.58	$14.40	3,550	$14.40
$19.11	10,000	5.29	$19.11	10,000	$19.11
$1.80-$19.11	3,954,716	5.50	$8.80	3,206,653	$9.27

The summary of options vested and exercisable as of June 30, 2025 comprised:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Options outstanding	3,954,716	$8.80	$2,783,577	5.50
Options fully vested and expected to vest	3,849,106	$8.88	$2,715,828	5.39
Options exercisable	3,206,653	$9.27	$2,410,823	4.74

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $6.25 as of June 30, 2025 that would have been received by the option holders, had they exercised their options on June 30, 2025. The total intrinsic value of stock options exercised was $501,000 and $806,000 during fiscal years 2025 and 2024, respectively.

2017 Employee Stock Purchase Plan

In October 2017, our board of directors adopted the ESPP which provided eligible employees the option purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchasing period. The offering period, meaning a period with respect to which the right to purchase shares of our common stock may be granted under the ESPP, will not exceed twenty-seven months and consist of a series of six-month purchase periods. Eligible employees may join the ESPP at the beginning of any six-month purchase period. Under the terms of the ESPP, employees can choose to have between 1% and 15% of their base earnings withheld to purchase the Company’s common stock. On December 17, 2021, our board of directors authorized an additional 600,000 shares of common stock to be available for issuance under ESPP. As of June 30, 2025, 589,695 shares of common stock were reserved for future issuance under the ESPP.

Valuation of Stock-based Awards

Determining the fair value of the stock options and ESPP awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term.

The table below summarizes the effect of stock-based compensation (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Stock-based compensation expense	$(2,449)	$(4,529)
Income tax expense	(62)	(97)
Net income effect	$(2,511)	$(4,626)

The Company recognized $62,000 and $97,000 of tax expense related to stock-based compensation expense for eGain UK and Exony for the fiscal years ended June 30, 2025 and 2024, respectively. There is no income tax effect that has been recognized relating to the stock-based compensation expense in the US due to full valuation allowance.

Total stock-based compensation to non-employee awards were expense of $37,000 and $23,000 during the fiscal years ended June 30, 2025 and 2024, respectively. A net reversal of stock-based compensation reflects the forfeiture of unvested stock awards due to termination of service.

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

During the fiscal years ended June 30, 2025 and 2024, there were 654,467 and 120,300 options granted, respectively, with a weighted average grant date fair value of $2.65 and $3.16, per share, respectively.

We used the following assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Fiscal Year Ended June 30,
	2025	2024
Dividend yield	—	—
Expected volatility	53%	54%
Average risk-free interest rate	4.11%	4.39%
Expected life (in years)	4.55	4.56

We used the following assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the ESPP stock purchase right:

	Fiscal Year Ended June 30,
	2025	2024
Dividend yield	—	—
Expected volatility	57%	57%
Average risk-free interest rate	2.48%	2.16%
Expected term (in years)	0.50	0.50

During the fiscal years ended June 30, 2025 and 2024, employees were granted the right and purchased an aggregate of 178,602 and 170,106 shares, respectively, with a weighted average grant date fair value of $1.74 and $2.14, per share, respectively, pursuant to the ESPP. Total stock-based compensation expense related to those purchase rights was $303,000 and $362,000 for the fiscal years ended June 30, 2025 and 2024, respectively.

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

The following table summarizes stock-based compensation expense relating to stock options for the years ended June 30, 2025 and 2024, respectively (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Cost of revenue	$343	$831
Research and development	183	1,043
Sales and marketing	154	436
General and administrative	433	1,038
Total	$1,113	$3,348

Total unamortized compensation cost, net of forfeitures, for all options granted but not yet vested as of June 30, 2025 was $867,000 which is expected to be recognized over the weighted average period of 1.23 years.

The following table summarizes stock-based compensation expense relating to RSUs for the years ended June 30, 2025 and 2024, respectively (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Cost of revenue	$411	$287
Research and development	350	260
Sales and marketing	152	147
General and administrative	120	125
Total	$1,033	$819

Total unamortized compensation cost, net of forfeitures, for all RSUs granted but not yet vested as of June 30, 2025 was $393,000, which is expected to be recognized over the weighted average period of 0.38 years.

The following table summarizes stock-based compensation expense relating to the ESPP for the years ended June 30, 2025 and 2024, respectively (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Cost of revenue	$98	$119
Research and development	120	120
Sales and marketing	46	62
General and administrative	39	61
Total	$303	$362

Total unamortized compensation cost, net of forfeitures, for all purchase rights related to ESPP granted but not yet vested as of June 30, 2025 was $116,000, which is expected to be recognized over a weighted average period of  0.42 years.

6. LEASES

During our fiscal year ended June 30, 2025, we leased our office facilities under non-cancelable operating leases that expire on various dates through the fiscal year 2033. We also modified two of our existing operating leases by extending the terms under such leases, which resulted in an increase in operating lease right-of-use assets and operating lease liabilities in the amount of approximately $677,000 during our fiscal year ended June 30, 2025. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Lease ROU assets and liabilities are recognized on the commencement date at the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments.

The following table presents information about the weighted average lease term and discount rate as follows:

	As of June 30, 2025	As of June 30, 2024
Weighted average remaining lease term (in years)	5.14	5.52
Weighted average discount rate	8.41%	7.66%

The following table presents information about leases on our consolidated statement of operations (in thousands):

	Years ended June 30,
	2025	2024
Operating lease expense	$1,346	$1,345

The following table presents supplemental cash flow information about our leases (in thousands):

	Years ended June 30,
	2025	2024
Operating cash outflows from operating leases	$1,178	$1,200

As of June 30, 2025, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Fiscal 2026	$1,221
Fiscal 2027	1,107
Fiscal 2028	593
Fiscal 2029	426
Fiscal 2030	302
Thereafter	1,056
Total minimum lease payments	4,705
Less: Imputed interest	(1,036)
Total operating lease liabilities	3,669
Less: Current operating lease liabilities	(1,220)
Total operating lease liabilities, net of current portion	$2,449

7. COMMITMENTS AND CONTINGENCIES

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. We, at the discretion of our board of directors, may contribute to the 401(k) Plan. In fiscal years 2025 and 2024, we contributed approximately $651,000 and $680,000 to the 401(k) Plan, respectively. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under this plan were $623,000 and $679,000, for the fiscal years ended June 30, 2025 and 2024, respectively.

Gratuity Plan—India

In accordance with Gratuity Act of 1972, we sponsor a defined benefit plan (Gratuity Plan) for all of our India employees. The Gratuity Plan is required by local law, which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the Gratuity Plan were $140,000 and $103,000, for the fiscal years ended June 30, 2025 and 2024, respectively.

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

Contractual agreements with third-parties consist of software licenses, maintenance and support for our operations. As of June 30, 2025, we have paid all non-cancelable contractual agreements related to these software licenses.

We have no significant commitments related to co-location services for cloud operations as of June 30, 2025 and 2024.

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of June 30, 2025 and 2024, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $43.0 million and $58.4 million, respectively.

10. SHARE REPURCHASE PROGRAM

On November 14, 2022, the Company’s board of directors authorized a stock repurchase program under which we may purchase up to $20 million of our outstanding common stock. On May 31, 2024, our board of directors authorized a $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $20 million to $40 million of its outstanding common stock. As of June 30, 2025, approximately $1.2 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. The original stock repurchase program became effective on November 14, 2022, and was amended on November 14, 2024 to extend the term until the earlier of (i) the date the aggregate amount of shares that can be repurchased under the stock repurchase program have been repurchased and (ii) November 14, 2025, unless further extended. The stock repurchase program does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. During the year ended June 30, 2025, 2,616,390 shares have been repurchased for an average acquisition cost per share of $6.03, totaling $15.8 million. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock at cost.

11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. The Company did not identify any other subsequent events, other than as described below, that would have required adjustment or disclosure in the consolidated financial statements that are not already previously disclosed.

JPMC Warrant

On August 14, 2025, the Company issued a warrant (Warrant) to JPMC Strategic Investments I Corporation (JPMC) to acquire 500,000 shares of the Company’s common stock at an exercise price of $7.10 per share. The offer and issuance of the Warrant is expected to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act. JPMC has represented to the Company that it is an “accredited investor” as defined in Regulation D and that the Warrant is being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

In connection with the issuance of the Warrant, the Company and JPMC have entered into a board observer agreement under which a senior executive of JPMC was granted the right to attend meetings of the board of directors in a non-voting observer capacity.

Shares Repurchase

On September 3, 2025, the Company’s board of directors approved a $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $40 million to $60 million of its outstanding common stock. As of September 3, 2025, eGain has repurchased approximately $39.8 million of shares of its common stock under its stock repurchase program, leaving approximately $0.2 million of shares of its common stock available for repurchase after such increase. In addition, the board of directors approved to extend the stock repurchase program that was set to expire on November 14, 2025, until the earlier of (i) the date the aggregate amount of shares that can be repurchased under the stock repurchase program have been repurchased and (ii) the date the board of directors decides to terminate the stock repurchase program.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2025.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information under the headings “Election of Directors” and “Executive Compensation—Compensation Overview” contained in eGain’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for eGain’s 2025 Annual Meeting of Stockholders (Proxy Statement).

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

We have adopted an insider trading policy governing the purchase, sale, and/or other disposition of the Company’s securities by our directors, officers, employees, and other covered persons that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10‑K.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the headings “Executive Compensation” and “Compensation Committee Report” and under the captions “Election of Directors—2025 Director Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

Policies and Practices Related to the Grant of Certain Equity Awards.

We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. While we do not have a formal policy with respect to the timing of awards of stock options, stock appreciation rights, or similar option-like instruments to our named executive officers, historically, including during fiscal year 2025, our compensation committee has not granted such awards. In certain circumstances, including the hiring or promotion of an officer, the compensation committee may approve grants to be effective at other times.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

The following table summarizes our equity compensation plans as of June 30, 2025:

			Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding options	plans (excluding securities
	options and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2005 Stock Incentive Plan	3,477,199	$9.67	2,089,443
Equity compensation plans not approved by security holders
2005 Management Stock Option Plan	477,517	$2.49	—
Total	3,954,716	$8.80	2,089,443

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

See Index to Consolidated Financial Statements in Item 8 of this report.

2. Financial Statement Schedule

The following schedule, which is filed as part of this Form 10-K: Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2025 and 2024.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2025 and 2024

(in thousands)

			Amounts
	Balance at	Additions	Written Off,
	Beginning of	Charged to	Net of	Balance at
	Period	Expense	Recoveries	End of Period
Provision for Credit Losses:
Year ended June 30, 2025	$59	$63	$(115)	$7
Year ended June 30, 2024	$237	$93	$(271)	$59

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

4.3	Warrant to Purchase Common Stock dated as of August 14, 2025 between the Registrant and JPMC Strategic Investments I Corporation.

10.1#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1).

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

19.1	Insider Trading Policy of eGain.

21.1	Subsidiaries of eGain (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024).

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page hereof).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Chief Financial Officer.
97.1	eGain Corporation Incentive-Based Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)
#	Indicates management contract or compensatory plan or arrangement.
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

eGain Corporation

Date: September 12, 2025	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2025
Ashutosh Roy

/s/ ERIC N. SMIT	Chief Financial Officer	September 12, 2025
Eric N. Smit	(Principal Financial and Accounting Officer)

/s/ GUNJAN SINHA	Director	September 12, 2025
Gunjan Sinha

/s/ PHIROZ P. DARUKHANAVALA	Director	September 12, 2025
Phiroz P. Darukhanavala

/s/ BRETT SHOCKLEY	Director	September 12, 2025
Brett Shockley