Form 10-Q
period 2025-09-30
EGAIN Corp
filed 2025-11-12
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 27,051,157 as of November 7, 2025.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	September 30,	June 30,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$70,901	$62,909
Restricted cash	8	8
Accounts receivable, less provision for credit losses of $8 and $7 as of September 30, 2025 and June 30, 2025, respectively	23,399	32,775
Costs capitalized to obtain revenue contracts, net	1,051	1,148
Prepaid expenses	2,251	2,841
Other current assets	605	886
Total current assets	98,215	100,567
Property and equipment, net	795	670
Operating lease right-of-use assets	3,212	3,530
Costs capitalized to obtain revenue contracts, net of current portion	1,314	1,460
Goodwill	13,186	13,186
Other assets, net	27,886	28,592
Total assets	$144,608	$148,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,507	$2,596
Accrued compensation	5,595	6,749
Accrued liabilities	2,366	2,821
Operating lease liabilities	1,236	1,220
Deferred revenue	45,204	48,765
Total current liabilities	55,908	62,151
Deferred revenue, net of current portion	2,210	1,766
Operating lease liabilities, net of current portion	2,156	2,449
Other long-term liabilities	806	908
Total liabilities	61,080	67,274
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 per share - authorized: 60,000 shares; issued: 33,299 and 33,237 shares as of September 30, 2025 and June 30, 2025, respectively; outstanding: 26,914 and 27,083 shares as of September 30, 2025 and June 30, 2025, respectively	33	33
Additional paid-in capital	413,372	411,253
Treasury stock, at cost: 6,385 and 6,154 shares of common stock as of September 30, 2025 and June 30, 2025, respectively	(40,283)	(38,812)
Accumulated other comprehensive loss	(1,007)	(336)
Accumulated deficit	(288,587)	(291,407)
Total stockholders' equity	83,528	80,731
Total liabilities and stockholders' equity	$144,608	$148,005

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2025	2024
Revenue:
SaaS	$21,900	$19,820
Professional services	1,608	1,979
Total revenue	23,508	21,799
Cost of revenue:
Cost of SaaS	4,171	4,522
Cost of professional services	1,660	2,144
Total cost of revenue	5,831	6,666
Gross profit	17,677	15,133

Operating expenses:
Research and development	7,315	7,421
Sales and marketing	4,029	4,760
General and administrative	3,500	2,443
Total operating expenses	14,844	14,624
Income from operations	2,833	509
Interest income	462	771
Other income (expense), net	455	(140)
Income before income tax provision	3,750	1,140
Income tax provision	(930)	(488)
Net income	$2,820	$652

Per share information:
Earnings per share:
Basic	$0.10	$0.02
Diluted	$0.10	$0.02
Weighted-average shares used in computation:
Basic	26,961	28,671
Diluted	27,525	29,292

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2025	2024
Net income	$2,820	$652
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(671)	390
Total comprehensive income	$2,149	$1,042

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balances as of June 30, 2025	27,083	$33	$411,253	6,154	$(38,812)	$(336)	$(291,407)	$80,731
Issuance of common stock upon exercise of stock options	62	—	246	—	—	—	—	246
Issuance of common stock warrant for services	—	—	1,350	—	—	—	—	1,350
Repurchase of common stock	(231)	—	—	231	(1,471)	—	—	(1,471)
Stock-based compensation	—	—	523	—	—	—	—	523
Foreign currency translation adjustments	—	—	—	—	—	(671)	—	(671)
Net income	—	—	—	—	—	—	2,820	2,820
Balances as of September 30, 2025	26,914	$33	$413,372	6,385	$(40,283)	$(1,007)	$(288,587)	$83,528

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
Balances as of June 30, 2024	29,160	$33	$407,416	3,538	$(23,031)	$(21)	$(2,240)	$(323,661)	$58,496
Issuance of common stock upon exercise of stock options	32	—	163	—	—	—	—	—	163
Repurchase of common stock	(670)	—	—	670	(4,585)	—	—	—	(4,585)
Stock-based compensation	—	—	632	—	—	—	—	—	632
Foreign currency translation adjustments	—	—	—	—	—	—	390	—	390
Net income	—	—	—	—	—	—	—	652	652
Balances as of September 30, 2024	28,522	$33	$408,211	4,208	$(27,616)	$(21)	$(1,850)	$(323,009)	$55,748

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$2,820	$652
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	320	354
Amortization of right-of-use assets	258	274
Depreciation and amortization	88	93
Provision for credit losses	1	71
Deferred income taxes	663	219
Stock-based compensation	523	632
Issuance of common stock warrant for services	1,350	—
Changes in operating assets and liabilities:
Accounts receivable	9,207	8,938
Costs capitalized to obtain revenue contracts	(97)	(189)
Prepaid expenses	1,098	597
Other current assets	263	343
Other non-current assets	38	43
Accounts payable	(1,606)	(830)
Accrued compensation	(1,121)	(1,439)
Accrued liabilities	(178)	(2,657)
Deferred revenue	(2,904)	(5,964)
Operating lease liabilities	(213)	(230)
Other long-term liabilities	(78)	47
Net cash provided by operating activities	10,432	954

Cash flows from investing activities:
Purchases of property and equipment	(224)	(109)
Net cash used in investing activities	(224)	(109)

Cash flows from financing activities:
Proceeds from exercise of stock options	246	163
Repurchases of common stock	(1,471)	(4,585)
Net cash used in financing activities	(1,225)	(4,422)
Effect of change in exchange rates on cash and cash equivalents	(991)	779
Net increase (decrease) in cash, cash equivalents and restricted cash	7,992	(2,798)
Cash, cash equivalents and restricted cash at beginning of period	62,917	70,011
Cash, cash equivalents and restricted cash at end of period	$70,909	$67,213

Supplemental cash flow disclosures:
Cash paid for taxes	$92	$586

Non-cash items:
Purchases of equipment through trade accounts payable	$7	$—

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

Fiscal Year

The Company’s fiscal year ends on June 30. References to fiscal year 2026 refers to the Company’s fiscal year ending June 30, 2026. References to fiscal year 2025 refers to the Company’s fiscal year ended June 30, 2025.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2025 and the condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three months ended September 30, 2025 and 2024, are unaudited.  The condensed consolidated balance sheet as of June 30, 2025 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.

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

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2025, included in our Annual Report on Form 10-K. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2026.

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

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions in the condensed consolidated financial statements and accompanying notes. Actual results could differ significantly from estimates. We make estimates that we believe to be reasonable based on historical experience and other assumptions. Significant estimates and assumptions made by management include the following:

●	Standalone selling price (SSP) of performance obligations for contracts with multiple performance obligations;

●	Estimate of variable consideration for performance obligations in connection with Topic 606;
●	Period of benefit associated with capitalized costs to obtain revenue contracts;
●	Valuation, measurement and recognition of current and deferred income taxes;
●	Fair value of stock-based awards;
●	Fair value of warrants; and
●	Lease term and incremental borrowing rate for lease liabilities.

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

During the three months ended September 30, 2025 and 2024, we capitalized $97,000 and $189,000 of costs to obtain revenue contracts, respectively, and amortized $320,000 and $354,000 to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $2.4 million and $2.6 million as of September 30, 2025 and June 30, 2025, respectively, on our condensed consolidated balance sheets.

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

Segment Information

We operate in one segment - the development, license, implementation, and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by our Chief Operating Decision-Maker in order to make decisions about resources to be allocated to the segment and assess its performance. Our chief operating decision-makers (CODMs) under ASC 280, Segment Reporting, are our executive management team. Our CODMs review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The CODMs regularly evaluate non-GAAP operating income, which is defined as income from operations as presented on the condensed consolidated statements of operations and adding back stock-based compensation, along with significant revenue and expense categories aligned with those presented on our condensed consolidated statement of operations, and the accounting policies governing our segment are the same as those described in Note 1, “Summary of Business and Significant Accounting Policies.”

Our revenue is derived from North America and combined Europe, Middle East, and Africa (EMEA) and is disclosed in Note 2. However, we incur operating expenses in the North America, EMEA, and Asia Pacific regions.

The following table presents our income (loss) from operations among our three operating regions (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Income (loss) from operations:
North America	$2,023	$(93)
Europe, Middle East, & Africa	2,347	2,288
Asia Pacific	(1,537)	(1,686)
Income from operations	$2,833	$509

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	September 30,	June 30,
	2025	2025
Long-lived assets:
North America	$428	$390
Europe, Middle East, & Africa	99	63
Asia Pacific	268	217
Long-lived assets	$795	$670

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

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents, restricted cash, and accounts receivable. We complement direct sales with resell partnerships based on product connectors into cloud contact center platforms. We also partner with system integrators and managed service providers. One customer, including one of our partners, accounted for 15%, of total revenue during the three months ended September 30, 2025. Two customers, including one of our partners, accounted for 15% and 10%, respectively, of total revenue during the three months ended September 30, 2024. Two and three customers accounted for more than 10% of our gross accounts receivable, less provision for credit losses balance as of September 30, 2025 and 2024, respectively.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and becomes billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.4 million, as of September 30, 2025 and June 30, 2025, and are included in the accounts receivable, provision for credit losses, balance on the accompanying condensed consolidated balance sheets.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Stock-Based Compensation Expense:
Cost of revenue	$95	$230
Research and development	230	177
Sales and marketing	111	65
General and administrative	87	160
Total stock-based compensation expense	$523	$632

Total stock-based compensation includes expense related to non-employee awards of $2,700 and $20,000 during the three months ended September 30, 2025 and 2024, respectively.

Total stock-based compensation includes expense related to the ESPP of $60,000 and $80,000 for the three months ended September 30, 2025 and 2024, respectively.

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

During the three months ended September 30, 2025 and 2024, we granted options to purchase 115,700 and 26,700 shares of common stock with a weighted-average fair value of $3.65 and $3.52 per share, respectively.

We used the following weighted-average assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Three Months Ended
	September 30,
	2025	2024
Expected volatility	51%	55%
Average risk-free interest rate	3.80%	3.79%
Expected life (in years)	4.52	4.56
Dividend yield	—	—

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

On June 1, 2025 and 2024, employees were granted the right to purchase an aggregate of 82,635 and 90,792 shares under the ESPP, respectively. During each of the three months ended September 30, 2025 and 2024, no ESPP grants or purchase occurred.

As of September 30, 2025, there were 589,695 shares of common stock available for issuance under the ESPP.

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

As of September 30, 2025, there was approximately $894,000 of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 1.6 years. There were 62,106 and 32,317 options exercised during the three months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, there was approximately $125,000 of total unrecognized compensation cost, net of expected forfeitures, related to unvested RSUs, which is expected to be recognized over the weighted-average period of 0.1 years. There were no RSUs granted during the three months ended September 30, 2025 and 2024.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to our own common shares and whether the warrant holders require mandatory cash settlement, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.

For warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. The grant date fair value of the warrants were estimated using a Black Scholes valuation model.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment during the three months ended September 30, 2025.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our SaaS and professional services revenue during the three months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Revenue:
SaaS revenue	$21,900	$19,820
Professional services revenue	1,608	1,979
Total revenue	$23,508	$21,799

The following table presents our revenue recognized over-time and at a point-in-time during the three months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended September 30,
	2025	2024
Revenue:
Over-time	$21,845	$19,902
Point-in-time	1,663	1,897
Total revenue	$23,508	$21,799

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

	Three Months Ended
	September 30,
	2025	2024
Revenue:
North America	$18,962	$16,423
Europe, Middle East, & Africa	4,546	5,376
Total revenue	$23,508	$21,799

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

The following table presents our contract liabilities (in thousands):

	Balance as of	Balance as of
	September 30, 2025	June 30, 2025
Contract liabilities:
Deferred revenue	$45,204	$48,765
Deferred revenue, net of current portion	2,210	1,766
Total deferred revenue	$47,414	$50,531

$19.3 million of deferred revenue as of June 30, 2025 was recognized as revenue during the three months ended September 30, 2025.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, and include deferred revenue, invoices that have been issued to customers but are uncollected and not yet recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of September 30, 2025, our remaining performance obligations were $86.9 million, of which we expect to recognize $58.4 million and $28.5 million as revenue within one year and beyond one year, respectively.

3. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by stock options in the money, shares issuable for RSUs subject to service-based vesting requirements, and the warrants in the money to calculate diluted earnings per share.

The following table represents the calculation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended
	September 30,
	2025	2024
Net income	$2,820	$652
Per share information:
Earnings per share:
Basic	$0.10	$0.02
Diluted	$0.10	$0.02
Weighted-average shares used in computation:
Basic	26,961	28,671
Effect of dilutive options and RSUs	564	621
Diluted	27,525	29,292

Weighted-average shares of stock options to purchase 2,861,639 and 3,386,960 shares of common stock and warrants to purchase 500,000 and 0 shares of common stock for the three months ended September 30, 2025 and 2024, respectively, were not included in the computation of diluted net income per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance, our future investment plans, and the uncertainty in the current market and economic environment, we  have determined that it is more likely than not that we will be able to utilize the deferred tax assets and as such, do not have a valuation allowance against our net deferred tax assets except for the California net operating losses and research and development credits. For the legacy eGain business in the United Kingdom, based on the positive evidence, the Company has determined it would be able to utilize the deferred tax assets and does not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations, including its wholly-owned subsidiary Exony Limited, have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to foreign activities as well as federal and state income taxes. Our income tax rate differs from the statutory tax rates primarily due to stock-based compensation, Subpart F income,research and development tax credits, and our foreign operations.

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

As of September 30, 2025, utilization of the net operating loss (NOL) or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. The Company has not identified a change in ownership as of September 30, 2025 that would significantly limit the NOL carryovers.

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

Total operating lease costs were $332,000 and $300,000 for the three months ended September 30, 2025 and 2024, respectively.

For the three months ended September 30, 2025 and 2024, operating cash outflows for operating leases were $287,000 and $274,000, respectively.

The following tables present information about leases on our condensed consolidated balance sheets (in thousands):

	September 30, 2025	June 30, 2025
Assets:
Operating lease right-of-use assets	$3,212	$3,530
Liabilities:
Operating lease liabilities	$1,236	$1,220
Operating lease liabilities, net of current portion	$2,156	$2,449

The following table presents information about the weighted average lease term and discount rate as follows:

	September 30, 2025	June 30, 2025
Weighted average remaining lease term (in years)	5.08	5.14
Weighted average discount rate	8.51%	8.41%

As of September 30, 2025, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal year 2026	$921
Fiscal year 2027	1,090
Fiscal year 2028	576
Fiscal year 2029	415
Fiscal year 2030	295
Fiscal year 2031	295
Fiscal year 2032 and thereafter	739
Total minimum lease payments	4,331
Less: Imputed interest	(939)
Total operating lease liabilities	3,392
Less: Current operating lease liabilities	(1,236)
Total operating lease liabilities, net of current portion	$2,156

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of September 30, 2025 and June 30, 2025, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $47.6 million and $43.0 million, respectively.

8. SHARE REPURCHASE PROGRAM

On November 14, 2022, eGain’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $20 million of its own outstanding common stock. On May 24, 2024, the Board of Directors approved a $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $20 million to $40 million of its outstanding common stock. On September 3, 2025, the Board of Directors approved an additional $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $40 million to $60 million of its outstanding common stock. As of September 30, 2025, approximately $19.7 million, including associated trading fees and estimated taxes, remained available for stock repurchases pursuant to our stock repurchase program.

Under the stock repurchase program, we may purchase shares of common stock on a discretionary basis from time to time through open market transactions or privately negotiated transactions at prices deemed appropriate by us. In addition, at the discretion of eGain, open market repurchase of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under its insider trading laws or self-imposed trading restrictions.

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. On September 3, 2025, the Board of Directors also approved to extend the stock repurchase program until the earlier of (i) the date the aggregate amount of shares that can be repurchased under the stock repurchase program have been repurchased and (ii) the date the Board of Directors decides to terminate the stock repurchase program. The stock repurchase program does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. 230,734 shares have been repurchased for an average acquisition cost per share of $6.38, totaling $1.5 million during the three months ended September 30, 2025. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock, at cost.

9. WARRANTS

On August 14, 2025, the Company issued a warrant (Warrant) to JPMC Strategic Investments I Corporation (JPMC) to acquire 500,000 shares of the Company’s common stock at an exercise price of $7.10 per share. The fully vested Warrant was issued without cash consideration and is exercisable through the fifth anniversary of issuance. The offer and issuance of the Warrant is expected to be exempt from registration under the Securities Act of 1933 (Securities Act), pursuant to Section 4(a)(2) of the Securities Act. JPMC has represented to the Company that it is an “accredited investor” as defined in Regulation D and that the Warrant is being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

The Warrant was first evaluated under ASC Topic 480, Distinguishing Liabilities from Equity, and determined that it does not meet the criteria for a liability classification. The Warrant was then evaluated under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and determined to be an equity-classified instrument. Accordingly, the fair value of the warrant at grant date was recognized in additional paid-in capital within stockholders’ equity.

The grant-date fair value of the Warrant was estimated at $2.70 per warrant using the Black-Scholes valuation model with the following assumptions: expected volatility of 54%, risk-free interest rate of 2.87%, expected term of 5 years, and no expected dividends. The total fair value of the Warrant was $1.35 million and was recognized as a non-cash general and administrative expense during the three months ended September 30, 2025.

No warrants were exercised or expired during the three months ended September 30, 2025.

10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. The Company did not identify any other subsequent events, other than as described below, that would have required adjustment or disclosure in the condensed consolidated financial statements that are not already previously disclosed.

On September 29, 2025, the Company entered into a lease agreement in Sunnyvale, California. The term of the lease expires on March 31, 2027 and requires an average monthly rent of approximately $21,000 for 18 months from the lease commencement date in October 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended June 30, 2025.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements that involve risks and uncertainties include statements as to:

●	our belief that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income;
●	our expectation that SaaS revenue will continue to increase;
●	expected benefits of our solutions;
●	our value proposition;
●	our market opportunities;
●	customer and market expectations in the market in which we operate, and our ability to meet expectations and satisfy such needs;
●	our lengthy sales cycles and the difficulty in predicting timing of sales or delays;
●	our expectations with respect to revenue, cost of revenue, expenses and other financial metrics;
●	our belief that contact centers offer a great opportunity within any business operation to automate using AI;
●	our business plans, strategies, target, goals and outlook;
●	changes in technology, including artificial intelligence (AI) technology and services;
●	our expectations related to our product development plan;
●	competition in the markets in which we do business and our competitive advantages;
●	our beliefs regarding our prospects for our business;
●	changes in demand for our solutions;
●	our expectations regarding the composition of our customers;
●	our reliance on strategic and third-party distribution partnerships;
●	the risk of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks;
●	our ability to timely adapt and comply with changing European regulatory and political environments;
●	the effect of recent changes in U.S. tax legislation;
●	the effect of compliance with privacy laws and regulations on our business and our customers;
●	the effect of recent changes to trade policies;
●	our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights;

●	the adequacy of our capital resources and our ability to raise additional financing;
●	the risks related to our international operations;
●	the potential impact of foreign currency fluctuations and inflation; and
●	the potential impact of health epidemics.

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

The following table presents total revenue for each of the following periods:

	Three Months Ended
	September 30,
(in thousands)	2025	2024	Change
SaaS revenue	$21,900	$19,820	$2,080	10%
Professional services revenue	1,608	1,979	(371)	(19)%
Total revenue	$23,508	$21,799	$1,709	8%

Non-GAAP Operating Income

Non-GAAP operating income is defined as income from operations, adjusted for the impact of warrants and stock-based compensation expense.

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

The following table presents a reconciliation of GAAP income (loss) from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended
	September 30,
	2025	2024
Income from operations	$2,833	$509
Add:
Issuance of common stock warrant for services	1,350	—
Stock-based compensation	523	632
Non-GAAP income from operations	$4,706	$1,141

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

As of September 30, 2025, our remaining performance obligations were $86.9 million, of which we expect to recognize $58.4 million and $28.5 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended
	September 30,
	2025	2024
Revenue:
SaaS	93%	91%
Professional services	7%	9%
Total revenue	100%	100%
Cost of revenue:
Cost of SaaS	18%	21%
Cost of professional services	7%	10%
Total cost of revenue	25%	31%
Gross profit	75%	69%
Operating expenses:
Research and development	31%	34%
Sales and marketing	17%	22%
General and administrative	15%	11%
Total operating expenses	63%	67%
Income from operations	12%	2%

Revenue

We classify our revenue into two categories: SaaS and professional services revenue.

The following table presents our total revenue during the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	Change
SaaS	$21,900	$19,820	$2,080	10%
Professional services	1,608	1,979	(371)	(19)%
Total revenue	$23,508	$21,799	$1,709	8%

Total revenue increased approximately $1.7 million during the three months ended September 30, 2025, compared to the same period in fiscal year 2025, due to an increase in SaaS revenue of $2.1 million; partially offset by a decrease of $371,000 in professional services.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $195,000 and $144,000 in total revenue during the three months ended September 30, 2025 and 2024, respectively.

SaaS Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	Change
SaaS revenue	$21,900	$19,820	$2,080	10%
Percentage of total revenue	93%	91%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS increased by $2.1 million during the three months ended September 30, 2025, compared to the same period in fiscal year 2025. We expect our SaaS revenue to continue to increase steadily as we grow our business.

SaaS revenue represents 93% of total revenue for the three months ended September 30, 2025, compared to 91% during the same period in fiscal year 2025. This represented an increase in SaaS revenue of 10% for the three months ended September 30, 2025, compared to the same period in fiscal year 2025.

Excluding an increase of $183,000 due to foreign exchange rate fluctuation, SaaS revenue increase by $1.9 million during the three months ended September 30, 2025, compared to the same period in fiscal year 2025.

Professional Services Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	Change
Professional services revenue	$1,608	$1,979	$(371)	(19)%
Percentage of total revenue	7%	9%

Professional services revenue includes consulting, implementation, training, and managed services. Revenue from professional services decreased by $371,000 during the three months ended September 30, 2025, compared to the same period in fiscal year 2025. We expect professional revenue to vary dependent on the volume and timing of recognition.

Excluding an increase of $12,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $383,000 during the three months ended September 30, 2025, compared to the same period in fiscal year 2025.

Revenue by Geography

	Three Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	Change
North America	$18,962	$16,423	$2,539	15%
Europe, Middle East, & Africa	4,546	5,376	(830)	(15)%
Total revenue	$23,508	$21,799	$1,709	8%

Revenue from North America sales increased by 15% from $16.4 million during the three months ended September 30, 2024 to $19.0 million during the three months ended September 30, 2025 primarily due to an increase of $2.7 million in SaaS revenue; partially offset by a decrease of $167,000 in professional services revenue.

Revenue from EMEA sales decreased by 15% from $5.4 million for the three months ended September 30, 2024 to $4.5 million during the three months ended September 30, 2025, due to decreases of (i) $626,000 in SaaS revenue and (ii) $204,000 in professional services revenue.

Cost of Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	Change
SaaS	$4,171	$4,522	$(351)	(8)%
Professional services	1,660	2,144	(484)	(23)%
Total cost of revenue	$5,831	$6,666	$(835)	(13)%
Percentage of total revenue	25%	31%
Gross margin	75%	69%

SaaS

Cost of SaaS revenue consists primarily of expenses related to our cloud services and support provided to customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of SaaS revenue decreased by $351,000 during the three months ended September 30, 2025, from the same period in fiscal year 2025. This decrease was primarily due to decreases of (i) $360,000 in cloud-computing costs and (ii) $94,000 in outside consulting costs; partially offset by an increase of $109,000 in personnel-related costs.

Excluding a decrease of $6,000 due to foreign exchange rate fluctuation, cost of SaaS revenue decreased by $345,000 during the three months ended September 30, 2025, from the same period in fiscal year 2025.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased by $484,000 during the three months ended September 30, 2025, from the same period in fiscal year 2025. This decrease was primarily due to decreases of (i) $486,000 in personnel-related costs and (ii) $7,000 in outside consulting cost.

Excluding an increase of $9,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $493,000 during the three months ended September 30, 2025, compared to the same period in fiscal year 2025.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	Change
Research and development	$7,315	$7,421	$(106)	(1)%
Percentage of total revenue	31%	34%

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

Research and development expense decreased by $106,000 during the three months ended September 30, 2025, from the same period in fiscal year 2025. This decrease was primarily due to a decrease of $241,000 in personnel-related costs; partially offset by an increase of $147,000 in outside consulting costs.

Excluding a decrease of $13,000 due to foreign exchange rate fluctuation, research and development expense decreased by $93,000 during the three months ended September 30, 2025, compared to the same period in fiscal year 2025.

Sales and Marketing

	Three Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	Change
Sales and marketing	$4,029	$4,760	$(731)	(15)%
Percentage of total revenue	17%	22%

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

Sales and marketing expenses decreased by $731,000 during three months ended September 30, 2025, from the same period in fiscal year 2025. The decrease was primarily due to decreases of (i) $866,000 in personnel-related expenses and (ii) $105,000 in outside consulting expenses; partially offset by an increase of $197,000 in lead generation expenses.

Excluding an increase of $42,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased by $773,000 during the three months ended September 30, 2025, compared to the same period in fiscal year 2025.

General and Administrative

	Three Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	Change
General and administrative	$3,500	$2,443	$1,057	43%
Percentage of total revenue	15%	11%

General and administrative expense primarily consists of personnel-related expenses directly associated with our finance, human resources, administrative and legal personnel. Included in these costs are salaries, benefits, bonuses, warrants, and stock-based compensation and allocated overhead. General and administrative expenses also include fees for professional services, provision for credit losses and, to a lesser extent, occupancy costs and related overhead.

General and administrative expenses increased by $1.1 million during the three months ended September 30, 2025, from the same period in fiscal year 2025. The increase was primarily due to increases of (i) $1.4 million in warrant expense, (ii) $131,000 in legal expenses, and (iii) $20,000 in accounting, audit, and administrative expenses; partially offset by decreases of (i) $211,000 in outside-consulting expenses, (ii) $169,000 in personnel-related expenses, and (iii) $69,000 in bad debt expenses.

Excluding an increase of $5,000 due to foreign exchange rate fluctuation, general and administrative expense increased by $1.1 million during the three months ended September 30, 2025, compared to the same period in fiscal year 2025.

Income from Operations

	Three Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	Change
Income from operations	$2,833	$509	$2,324	457%
Operating margin	12%	2%

Income from operations was $2.8 million with an operating profit margin of 12% during the three months ended September 30, 2025. Income from operations was $509,000 with an operating profit margin of 2% during the three months ended

September 30, 2024. This is primarily driven by the increase in total revenue of $1.7 million and reduction in cost of revenue of $835,000 compared to the same period in fiscal year 2025.

Interest Income

Interest income primarily consists of interest earned on money market accounts. Interest income was $462,000 and $771,000 during the three months ended September 30, 2025 and 2024, respectively, due to lower interest rates and reduced funding in money market accounts.

Other Income (Expense), Net

Other income (expense), net was income of $455,000 and expense of $140,000 during the three months ended September 30, 2025 and 2024, respectively. Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables, net of transactions.

Income Tax Provision

Provision for income taxes consists of federal, state, and foreign income taxes. We recorded income tax provision of $930,000 and $488,000 for the three months ended September 30, 2025 and 2024, respectively. We released a majority of our valuation allowance against U.S. deferred tax assets on June 30, 2025 and recorded higher income before tax provision in the three months ended September 30, 2025.

Liquidity and Capital Resources

Overview

As of September 30, 2025 and June 30, 2025, our principal sources of liquidity were cash and cash equivalents, restricted cash, and accounts receivable totaling $94.3 million and $95.7 million, respectively. Our cash, cash equivalents and restricted cash were $70.9 million and $62.9 million as of September 30, 2025 and June 30, 2025, respectively.

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

Cash Flows

For the three months ended September 30, 2025 and 2024, our cash flows were as follows (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$10,432	$954
Net cash used in investing activities	(224)	(109)
Net cash used in financing activities	(1,225)	(4,422)

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards and warrants, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities increased by $9.5 million during the three months ended September 30, 2025, from the same period in fiscal year 2025, driven primarily by the non-cash expense items adjusted to net income, timing of payments of accounts payable, and recognition of deferred revenue.

Net cash used in investing activities increased by $115,000 during the three months ended September 30, 2025, from the same period in fiscal year 2025, driven primarily by activities related to the purchase of equipment for employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash used in financing activities decreased by $3.2 million during the three months ended September 30, 2025, from the same period in fiscal year 2025. Our current proceeds consist primarily of the exercise of employee stock options, our employee stock purchase plan, and funds used for repurchases of our common stock. Funds used were $1.5 million and $4.6 million during the three months ended September 30, 2025 and 2024, respectively.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As of September 30, 2025, the future non-cancelable minimum payments under these commitments were approximately $4.3 million.

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of September 30, 2025 totaled approximately $27.5 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $2.7 million between September 30, 2025 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between September 30, 2025 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Expansion and growth of our business is dependent on our ability to expand our sales force and on the ability of our sales force to increase sales. For example, workforce reductions and turnover may limit our capacity to develop and maintain awareness of our products in a cost-effective manner, which could hinder widespread adoption of our existing and future products. This may result in a failure to expand and attract new customers and enhance relationships with existing customers. This may impede our efforts to improve operations in our other areas and may result in declines in the market price of our common stock.

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

We derived 19% and 25% of our revenue from EMEA sales during the three months ended September 30, 2025 and 2024. In addition to those discussed elsewhere in this section, our EMEA sales operations are subject to a number of specific risks, such as:

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

As of September 30, 2025, approximately 64% of our workforce was employed in India. Of our employees in India, 48% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the U.S., the European Union (EU) and India are also of great importance to our operations. Recent developments, such as the U.S. administration's imposition of a 50% tariff on Indian goods effective August 27, 2025, have introduced significant uncertainties. This tariff escalation has strained U.S.-India relations.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 39% of our outstanding capital stock as of September 30, 2025, of which our Chief

Executive Officer, Ashutosh Roy, beneficially owned approximately 34% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2022, eGain’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $20 million of its own outstanding common stock. On May 24, 2024, the Board of Directors approved a $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $20 million to $40 million of its outstanding common stock. On September 3, 2025, the Board of Directors approved an additional $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $40 million to $60 million of its outstanding common stock. As of September 30, 2025, approximately $19.7 million, including associated trading fees and estimated taxes, remained available for stock repurchases pursuant to our stock repurchase program.

Under the stock repurchase program, we may purchase shares of common stock on a discretionary basis from time to time through open market transactions or privately negotiated transactions at prices deemed appropriate by us. In addition, at the discretion of eGain, open market repurchase of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under its insider trading laws or self-imposed trading restrictions.

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. On September 3, 2025, the Board of Directors also approved to extend the stock repurchase program until the earlier of (i) the date the aggregate amount of shares that can be repurchased under the stock repurchase program have been repurchased and (ii) the date the Board of Directors decides to terminate the stock repurchase program. The stock repurchase program does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock, at cost.

The following table summarizes the stock repurchase activity for the three months ended September 30, 2025, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
July 1, 2025 to July 31, 2025	102,680	$6.54	102,680	$516
August 1, 2025 to August 31, 2025	98,099	$6.17	98,099	$(89)
September 1, 2025 to September 30, 2025	29,955	$6.50	29,955	$19,717
Total	230,734		230,734

Item 5.  Other Information

(c) Trading Plans

During the three months ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits No.	Description of Exhibits
3.2

Amended and Restated Bylaws of eGain, as amended and restated on September 22, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 26, 2025).

4.1

Warrant to Purchase Common Stock dated as of August 14, 2025 between the Registrant and JPMC Strategic Investments I Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2025).

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and June 30, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and 2024 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: November 12, 2025	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)