Form 10-Q
period 2025-12-31
EGAIN Corp
filed 2026-02-03
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 27,386,110 as of January 27, 2026.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	December 31,	June 30,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$83,059	$62,909
Restricted cash	8	8
Accounts receivable, less provision for credit losses of $2 and $7 as of December 31, 2025 and June 30, 2025, respectively	13,769	32,775
Costs capitalized to obtain revenue contracts, net	970	1,148
Prepaid expenses	1,600	2,841
Other current assets	682	886
Total current assets	100,088	100,567
Property and equipment, net	930	670
Operating lease right-of-use assets	3,230	3,530
Costs capitalized to obtain revenue contracts, net of current portion	1,291	1,460
Goodwill	13,186	13,186
Other assets, net	28,042	28,592
Total assets	$146,767	$148,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,422	$2,596
Accrued compensation	4,782	6,749
Accrued liabilities	2,974	2,821
Operating lease liabilities	1,517	1,220
Deferred revenue	42,089	48,765
Total current liabilities	52,784	62,151
Deferred revenue, net of current portion	2,358	1,766
Operating lease liabilities, net of current portion	1,995	2,449
Other long-term liabilities	845	908
Total liabilities	57,982	67,274
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 per share - authorized: 60,000 shares; issued: 33,766 and 33,237 shares as of December 31, 2025 and June 30, 2025, respectively; outstanding: 27,381 and 27,083 shares as of December 31, 2025 and June 30, 2025, respectively	34	33
Additional paid-in capital	416,258	411,253
Treasury stock, at cost: 6,385 and 6,154 shares of common stock as of December 31, 2025 and June 30, 2025, respectively	(40,252)	(38,812)
Accumulated other comprehensive loss	(1,004)	(336)
Accumulated deficit	(286,251)	(291,407)
Total stockholders' equity	88,785	80,731
Total liabilities and stockholders' equity	$146,767	$148,005

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue:
SaaS	$21,799	$20,847	$43,699	$40,667
Professional services	1,180	1,542	2,788	3,521
Total revenue	22,979	22,389	46,487	44,188
Cost of revenue:
Cost of SaaS	4,438	4,626	8,609	9,148
Cost of professional services	1,734	2,054	3,394	4,198
Total cost of revenue	6,172	6,680	12,003	13,346
Gross profit	16,807	15,709	34,484	30,842
Operating expenses:
Research and development	7,277	7,708	14,592	15,129
Sales and marketing	5,174	5,251	9,203	10,011
General and administrative	2,310	2,100	5,810	4,543
Total operating expenses	14,761	15,059	29,605	29,683
Income from operations	2,046	650	4,879	1,159
Interest income	624	661	1,086	1,432
Other income (expense), net	(32)	(431)	423	(571)
Income before income tax provision	2,638	880	6,388	2,020
Income tax provision	(302)	(209)	(1,232)	(697)
Net income	$2,336	$671	$5,156	$1,323
Per share information:
Earnings per share:
Basic	$0.09	$0.02	$0.19	$0.05
Diluted	$0.08	$0.02	$0.19	$0.05
Weighted-average shares used in computation:
Basic	27,186	28,573	27,074	28,622
Diluted	28,349	29,059	27,858	29,176

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income	$2,336	$671	$5,156	$1,323
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	3	(92)	(668)	298
Total comprehensive income	$2,339	$579	$4,488	$1,621

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended December 31, 2025
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balances as of September 30, 2025	26,914	$33	$413,372	6,385	$(40,283)	$(1,007)	$(288,587)	$83,528
Issuance of common stock upon vesting of restricted stock units	162	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	235	1	1,921	—	—	—	—	1,922
Issuance of common stock in connection with employee stock purchase plan	70	—	320	—	—	—	—	320
Repurchase of common stock and related	—	—	—	—	31	—	—	31
Stock-based compensation	—	—	645	—	—	—	—	645
Foreign currency translation adjustments	—	—	—	—	—	3	—	3
Net income	—	—	—	—	—	—	2,336	2,336
Balances as of December 31, 2025	27,381	$34	$416,258	6,385	$(40,252)	$(1,004)	$(286,251)	$88,785

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

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Six Months Ended December 31, 2025
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balances as of June 30, 2025	27,083	$33	$411,253	6,154	$(38,812)	$(336)	$(291,407)	$80,731
Issuance of common stock upon vesting of restricted stock units	162	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	297	1	2,167	—	—	—	—	2,168
Issuance of common stock in connection with employee stock purchase plan	70	—	320	—	—	—	—	320
Issuance of common stock warrant for services	—	—	1,350	—	—	—	—	1,350
Repurchase of common stock	(231)	—	—	231	(1,440)	—	—	(1,440)
Stock-based compensation	—	—	1,168	—	—	—	—	1,168
Foreign currency translation adjustments	—	—	—	—	—	(668)	—	(668)
Net income	—	—	—	—	—	—	5,156	5,156
Balances as of December 31, 2025	27,381	$34	$416,258	6,385	$(40,252)	$(1,004)	$(286,251)	$88,785

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

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income	$5,156	$1,323
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	626	684
Amortization of right-of-use assets	572	545
Depreciation and amortization	183	175
Provision for (recovery of) credit losses	(5)	73
Deferred income taxes	484	(41)
Stock-based compensation	1,168	1,254
Issuance of common stock warrant for services	1,350	—
Gain on disposal of property and equipment	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	18,905	15,823
Costs capitalized to obtain revenue contracts	(297)	(518)
Prepaid expenses	1,750	679
Other current assets	269	328
Other non-current assets	(28)	119
Accounts payable	(1,691)	(886)
Accrued compensation	(1,935)	(1,395)
Accrued liabilities	397	(1,544)
Deferred revenue	(5,903)	(8,835)
Operating lease liabilities	(427)	(462)
Other long-term liabilities	(34)	62
Net cash provided by operating activities	20,540	7,378
Cash flows from investing activities:
Purchases of property and equipment	(458)	(248)
Net cash used in investing activities	(458)	(248)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,168	457
Proceeds from employee stock purchase plan	320	424
Repurchases of common stock	(1,440)	(6,994)
Net cash provided by (used in) financing activities	1,048	(6,113)
Effect of change in exchange rates on cash and cash equivalents	(980)	(489)
Net increase in cash, cash equivalents and restricted cash	20,150	528
Cash, cash equivalents and restricted cash at beginning of period	62,917	70,011
Cash, cash equivalents and restricted cash at end of period	$83,067	$70,539

Supplemental cash flow disclosures:
Cash paid for taxes	$133	$691
Right-of-use (ROU) assets and lease liabilities recognized from lease modification	$338	$599
Non-cash items:
Purchases of equipment included in accounts payable	$55	$4

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2025 and the condensed consolidated statements of operations, comprehensive income, and stockholders’ equity for the three and six months ended December 31, 2025 and cash flows for the six months ended December 31, 2025 and 2024, are unaudited. The condensed consolidated balance sheet as of June 30, 2025 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.

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

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The objective of this guidance is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in each relevant expense caption. This ASU is effective for fiscal years beginning after December 15, 2026 (our fiscal year 2028), and interim reporting periods beginning after December 15, 2027, with early and retrospective adoption permitted. We are currently evaluating the impact of this update on our condensed consolidated financial statements and related disclosures.

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

During the three and six months ended December 31, 2025, we capitalized $200,000 and $297,000 of costs to obtain revenue contracts, respectively, and amortized $306,000 and $626,000 to sales and marketing expense, respectively.

During the three and six months ended December 31, 2024, we capitalized $329,000 and $518,000 of costs to obtain revenue contracts, respectively, and amortized $330,000 and $684,000 to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $2.3 million and $2.6 million as of December 31, 2025 and June 30, 2025, respectively, on our condensed consolidated balance sheets.

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

Segment Information

We operate in one segment - the development, license, implementation, and support of our customer service infrastructure software solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by our Chief Operating Decision-Maker (CODM) in order to make decisions about resources to be allocated to the segment and assess its performance. Our CODMs under ASC 280, Segment Reporting, are our executive management team. Our CODMs review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The CODMs regularly evaluate non-GAAP operating income, which is defined as income from operations as presented on the condensed consolidated statements of operations and adding back stock-based compensation, along with significant revenue and expense categories aligned with those presented on our condensed consolidated statement of operations, and the accounting policies governing our segment are the same as those described in Note 1, “Summary of Business and Significant Accounting Policies.”

Our revenue is derived from North America and combined Europe, Middle East, and Africa (EMEA) and is disclosed in Note 2. However, we incur operating expenses in the North America, EMEA, and Asia Pacific regions.

The following table presents our income (loss) from operations among our three operating regions (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Income (loss) from operations:
North America	$1,445	$461	$3,468	$368
Europe, Middle East, & Africa	2,174	1,873	4,521	4,161
Asia Pacific	(1,573)	(1,684)	(3,110)	(3,370)
Income from operations	$2,046	$650	$4,879	$1,159

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	December 31,	June 30,
	2025	2025
Long-lived assets:
North America	$524	$390
Europe, Middle East, & Africa	110	63
Asia Pacific	296	217
Long-lived assets	$930	$670

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

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents, restricted cash, and accounts receivable. We complement direct sales with resell partnerships based on product connectors into cloud contact center platforms. We also partner with system integrators and managed service providers. One customer accounted for more than 10% of total revenue during the three and six months ended December 31, 2025. One customer, who is also one of our resell partners, accounted for more than 10% of total revenue during the three and six months ended December 31, 2024. Two customers accounted for 10% or more of our accounts receivable balance, less provision for credit losses, as of December 31, 2025. Three customers accounted for 10% or more of our accounts receivable balance, less provision for credit losses, as of June 30, 2025.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and becomes billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.3 million and $1.4 million, as of December 31, 2025 and June 30, 2025, respectively, and are included in the accounts receivable, less provision for credit losses balance on the accompanying condensed consolidated balance sheets.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Stock-based compensation expense:
Cost of revenue	$133	$232	$228	$462
Research and development	313	74	543	251
Sales and marketing	115	114	226	179
General and administrative	84	202	171	362
Total stock-based compensation expense	$645	$622	$1,168	$1,254

Total stock-based compensation includes expenses related to non-employee awards of $2,900 and $5,600 during the three and six months ended December 31, 2025, respectively. Total stock-based compensation includes expenses related to non-employee awards of $11,000 and $31,000 during the three and six months ended December 31, 2024, respectively.

Total stock-based compensation includes expenses related to the ESPP of $68,000 and $128,000 for the three and six months ended December 31, 2025, respectively. Total stock-based compensation includes expenses related to the ESPP of $81,000 and $161,000 for the three and six months ended December 31, 2024, respectively.

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

During the three months ended December 31, 2025 and 2024, we granted options to purchase 103,800 and 287,067 shares of common stock with a weighted-average grant date fair value of $6.41 and $2.67 per share, respectively.

During the six months ended December 31, 2025 and 2024, we granted options to purchase 219,500 and 313,767 shares of common stock with a weighted-average grant date fair value of $4.96 and $2.74 per share, respectively.

We used the following weighted-average assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Expected volatility	55%	54%	53%	54%
Average risk-free interest rate	3.67%	4.13%	3.74%	4.10%
Expected life (in years)	4.51	4.57	4.52	4.57
Dividend yield	—	—	—	—

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

On December 1, 2025, certain employees were granted the right to purchase an aggregate of 60,914 shares under the ESPP. Stock-based compensation expense for the three and six months ended December 31, 2025 was $31,000.

On December 1, 2024, certain employees were granted the right to purchase an aggregate of 103,618 shares under the ESPP. Stock-based compensation expense for the three and six months ended December 31, 2024 was $31,000.

As of December 31, 2025, there were 519,491 shares of common stock available for issuance under the ESPP.

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

As of December 31, 2025, there was approximately $1.2 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 1.53 years. There were 234,618 and 117,000 options exercised during the three months ended December 31, 2025 and 2024, respectively. There were 296,724 and 149,317 options exercised during the six months ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, there was approximately $1.2 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested RSUs, which is expected to be recognized over the weighted-average period of 0.87 years.  There were 123,767 and 226,654 RSUs granted during the three and six months ended December 31, 2025 and 2024, with a weighted average grant date fair value of $13.58 and $5.71 per share, respectively.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to our own common stock and whether the warrant holders require mandatory cash settlement, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment during the three and six months ended December 31, 2025.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue recognized over-time and at a point-in-time during the three and six months ended December 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue:
Over-time	$22,040	$20,950	$43,885	$40,852
Point-in-time	939	1,439	2,602	3,336
Total revenue	$22,979	$22,389	$46,487	$44,188

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue:
North America	$18,353	$17,330	$37,315	$33,753
Europe, Middle East, & Africa	4,626	5,059	9,172	10,435
Total revenue	$22,979	$22,389	$46,487	$44,188

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

The following table presents our contract liabilities (in thousands):

	December 31, 2025	June 30, 2025
Contract liabilities:
Deferred revenue	$42,089	$48,765
Deferred revenue, net of current portion	2,358	1,766
Total deferred revenue	$44,447	$50,531

$13.6 million and $32.9 million of deferred revenue as of June 30, 2025 was recognized as revenue during the three and six months ended December 31, 2025, respectively.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, and include deferred revenue, invoices that have been issued to customers but are uncollected and not yet recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of December 31, 2025, our remaining performance obligations were $84.9 million, of which we expect to recognize $53.0 million and $31.9 million as revenue within one year and beyond one year, respectively.

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

The following table represents the calculation of basic and diluted earnings per share (unaudited; in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income	$2,336	$671	$5,156	$1,323
Per share information:
Earnings per share:
Basic	$0.09	$0.02	$0.19	$0.05
Diluted	$0.08	$0.02	$0.19	$0.05
Weighted-average shares used in computation:
Basic	27,186	28,573	27,074	28,622
Effect of dilutive instruments	1,163	486	784	554
Diluted	28,349	29,059	27,858	29,176

Weighted-average shares of stock options to purchase 279,097 and 3,361,087 shares of common stock for the three months ended December 31, 2025 and 2024, respectively, and weighted-average shares of stock options to purchase 2,319,733 and 3,415,156 shares of common stock for the six months ended December 31, 2025 and 2024, respectively, were not included in the computation of diluted earnings per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance, our future investment plans, and the uncertainty in the current market and economic environment, we  have determined that it is more likely than not that we will be able to utilize the deferred tax assets and as such, do not have a valuation allowance against our net deferred tax assets except for the California net operating losses and research and development credits. For the legacy eGain business in the United Kingdom, based on the positive evidence, the Company has determined it would be able to utilize the deferred tax assets and does not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations, including its wholly-owned subsidiary Exony Limited, have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax provision primarily relates to federal, foreign, and state income taxes. Our income tax rate differs from the statutory tax rates primarily due to stock-based compensation, research and development tax credits, and our foreign operations.

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

As of December 31, 2025, utilization of the net operating loss (NOL) or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. The Company has not identified a change in ownership as of December 31, 2025 that would significantly limit the NOL carryovers.

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

Total operating lease costs were $390,000 and $383,000 for the three months ended December 31, 2025 and 2024, respectively. Total operating lease costs were $722,000 and $683,000 for the six months ended December 31, 2025 and 2024, respectively.

For the three and six months ended December 31, 2025, operating cash outflows for operating leases were $288,000 and $575,000, respectively. For the three and six months ended December 31, 2024, operating cash outflows for operating leases were $322,000 and $596,000, respectively.

The following tables present information about leases on our condensed consolidated balance sheets (in thousands):

	December 31,	June 30,
	2025	2025
Assets:
Operating lease right-of-use assets	$3,230	$3,530
Liabilities:
Operating lease liabilities	1,517	1,220
Operating lease liabilities, net of current portion	1,995	2,449

The following table presents information about the weighted average lease term and discount rate as follows:

	December 31,	June 30,
	2025	2025
Weighted average remaining lease term (in years)	4.70	5.14
Weighted average discount rate	8.47%	8.41%

As of December 31, 2025, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal year 2026	$769
Fiscal year 2027	1,307
Fiscal year 2028	573
Fiscal year 2029	414
Fiscal year 2030	296
Fiscal year 2031	296
Fiscal year 2032 and thereafter	741
Total minimum lease payments	4,396
Less: Imputed interest	(884)
Total operating lease liabilities	3,512
Less: Current operating lease liabilities	(1,517)
Total operating lease liabilities, net of current portion	$1,995

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of December 31, 2025 and June 30, 2025, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $63.5 million and $43.0 million, respectively.

8. SHARE REPURCHASE PROGRAM

On November 14, 2022, eGain’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $20 million of its own outstanding common stock. In May 2024 and again in September 2025, the Board of Directors approved a $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $20 million to $60 million of its outstanding common stock. As of December 31, 2025, approximately $19.7 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. On September 3, 2025, the Board of Directors also approved to extend the stock repurchase program until the earlier of (i) the date the aggregate amount of shares that can be repurchased under the stock repurchase program have been repurchased and (ii) the date the Board of Directors decides to terminate the stock repurchase program. The stock repurchase program does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. During the three months ended December 31, 2025, there were no share repurchases. During the six months ended December 31, 2025, 230,734 shares have been repurchased for an average acquisition cost per share of $6.24, totaling $1.4 million. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock, at cost.

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

The grant-date fair value of the Warrant was estimated at $2.70 per warrant using the Black-Scholes valuation model with the following assumptions: expected volatility of 54%, risk-free interest rate of 2.87%, expected term of 5 years, and no expected dividends. No warrant expenses were recognized during the three months ended December 31, 2025. The total fair value of the Warrant was $1.35 million and was recognized as a non-cash general and administrative expense during the six months ended December 31, 2025.

No warrants were exercised or expired during the three and six months ended December 31, 2025.

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

The following table presents total revenue for each of the following periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2025	2024	Change		2025	2024	Change
SaaS revenue	$21,799	$20,847	$952	5%	$43,699	$40,667	$3,032	7%
Professional services revenue	1,180	1,542	(362)	(23)%	2,788	3,521	(733)	(21)%
Total SaaS and professional services revenue:	$22,979	$22,389	$590	3%	$46,487	$44,188	$2,299	5%

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

The following table presents a reconciliation of GAAP income (loss) from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2025	2024	2025	2024
Income from operations	$2,046	$650	$4,879	$1,159
Add:
Issuance of common stock warrant for services	—	—	1,350	—
Stock-based compensation	645	622	1,168	1,254
Non-GAAP income from operations	$2,691	$1,272	$7,397	$2,413

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

As of December 31, 2025, our remaining performance obligations were $84.9 million, of which we expect to recognize $53.0 million and $31.9 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue:
SaaS	95%	93%	94%	92%
Professional services	5%	7%	6%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of SaaS	19%	21%	19%	21%
Cost of professional services	8%	9%	7%	10%
Total cost of revenue	27%	30%	26%	31%
Gross profit	73%	70%	74%	69%
Operating expenses:
Research and development	32%	34%	31%	34%
Sales and marketing	23%	23%	20%	23%
General and administrative	10%	9%	12%	10%
Total operating expenses	65%	67%	63%	67%
Income from operations	9%	3%	10%	3%

Revenue

The following table presents our total revenue during the three and six months ended December 31, 2025 and 2024, respectively:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
SaaS	$21,799	$20,847	$952	5%	$43,699	$40,667	$3,032	7%
Professional services	1,180	1,542	(362)	(23)%	2,788	3,521	(733)	(21)%
Total revenue	$22,979	$22,389	$590	3%	$46,487	$44,188	$2,299	5%

Total revenue for the three months ended December 31, 2025 increased by $590,000, compared to the same period in fiscal year 2025, due to an increase of SaaS revenue by $952,000, partially offset by a decrease of $362,000 in professional services revenue. Total revenue for the six months ended December 31, 2025 increased by $2.3 million, compared to the same period in fiscal year 2025, due to an increase of SaaS revenue by $3.0 million, partially offset by a decrease of $733,000 in professional services revenue.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $202,000 and $151,000 in total revenue during the three months ended December 31, 2025 and 2024, respectively. Foreign exchange rate fluctuation resulted in an increase of $395,000 and an increase of $298,000 for the six months ended December 31, 2025 and 2024, respectively.

SaaS Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
SaaS revenue	$21,799	$20,847	$952	5%	$43,699	$40,667	$3,032	7%
Percentage of total revenue	95%	93%			94%	92%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS increased by $952,000 and $3.0 million during the three and six months ended December 31, 2025, respectively, compared to the same periods in fiscal year 2025. This represented an increase in SaaS revenue of 5% and 7% for the three and six months ended December 31, 2025, respectively, compared to the same periods in fiscal year 2025.

SaaS revenue represents 95% and 94% of total revenue for the three and six months ended December 31, 2025, respectively, compared to 93% and 92% for the same periods in fiscal year 2025.

Excluding an increase of $190,000 and an increase of $372,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $762,000 and $2.7 million during the three and six months ended December 31, 2025, respectively, compared to the same periods in fiscal year 2025.

Professional Services Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Professional services revenue	$1,180	$1,542	$(362)	(23)%	$2,788	$3,521	$(733)	(21)%
Percentage of total revenue	5%	7%			6%	8%

Professional services revenue includes consulting, implementation, training, and managed services. Revenue from professional services decreased by $362,000 and $733,000 during the three and six months ended December 31, 2025, respectively, compared to the same periods in fiscal year 2025. We expect professional revenue to vary dependent on the volume and timing of recognition.

Excluding an increase of $12,000 and an increase of $23,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $374,000 and $756,000 during the three and six months ended December 31, 2025, respectively, compared to the same periods in fiscal year 2025.

Revenue by Geography

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
North America	$18,353	$17,330	$1,023	6%	$37,315	$33,753	$3,562	11%
Europe, Middle East, & Africa	4,626	5,059	(433)	(9)%	9,172	10,435	(1,263)	(12)%
Total revenue	$22,979	$22,389	$590	3%	$46,487	$44,188	$2,299	5%

Revenue from North America sales increased by 6% from $17.3 million during the three months ended December 31, 2024 to $18.4 million during the three months ended December 31, 2025, due to an increase of $1.3 million in SaaS revenue, partially offset by a decrease of $285,000 in professional services revenue.

Revenue from North America sales increased by 11% from $33.8 million during the six months ended December 31, 2024 to $37.3 million during the six months ended December 31, 2025, due to an increase of $4.0 million in SaaS revenue, partially offset by a decrease of $451,000 in professional services revenue.

Revenue from EMEA sales decreased by 9% from $5.1 million for the three months ended December 31, 2024 to $4.6 million during the three months ended December 31, 2025, due to decreases of (i) $356,000 in SaaS revenue and (ii) $75,000 in professional services revenue.

Revenue from EMEA sales decreased by 12% from $10.4 million for the six months ended December 31, 2024 to $9.2 million during the six months ended December 31, 2025, due to decreases of (i) $981,000 in SaaS revenue and (ii) $282,000 in professional services revenue.

Cost of Revenue

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
SaaS	$4,438	$4,626	$(188)	(4)%	$8,609	$9,148	$(539)	(6)%
Professional services	1,734	2,054	(320)	(16)%	3,394	4,198	(804)	(19)%
Total cost of revenue	$6,172	$6,680	$(508)	(8)%	$12,003	$13,346	$(1,343)	(10)%
Percentage of total revenue	27%	30%			26%	30%
Gross margin	73%	70%			74%	70%

SaaS

Cost of SaaS revenue consists primarily of expenses related to our cloud services and support provided to customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of SaaS revenue decreased by $188,000 during the three months ended December 31, 2025, from the same period in fiscal year 2025. This decrease was primarily due to decreases of (i) $369,000 in cloud-computing costs and (ii) $31,000 in outside consulting costs, partially offset by an increase of $224,000 in personnel-related costs.

Cost of SaaS revenue decreased by $539,000 during the six months ended December 31, 2025, from the same period in fiscal year 2025. This decrease was primarily due to decreases of (i) $729,000 in cloud-computing costs and (ii) $126,000 in outside consulting costs, partially offset by an increase of $332,000 in personnel-related costs.

Excluding a decrease of $12,000 and $16,000 due to foreign exchange rate fluctuation, cost of SaaS revenue decreased by $176,000 and $523,000 during the three and six months ended December 31, 2025, respectively, from the same periods in fiscal year 2025.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased by $320,000 during the three months ended December 31, 2025, from the same period in fiscal year 2025. This decrease was primarily due to a decrease of $351,000 in personnel-related costs, partially offset by other professional services costs.

Excluding an increase of $16,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $336,000 during the three months ended December 31, 2025, compared to the same period in fiscal year 2025.

Cost of professional services decreased by $804,000 during the six months ended December 31, 2025, from the same period in fiscal year 2025. This decrease was primarily due to a decrease of $837,000 in personnel-related costs, partially offset by other professional services costs.

Excluding an increase of $26,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $830,000 during the six months ended December 31, 2025, compared to the same period in fiscal year 2025.

Operating Expenses

Research and Development

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Research and development	$7,277	$7,708	$(431)	(6)%	$14,592	$15,129	$(537)	(4)%
Percentage of total revenue	32%	34%			31%	34%

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

Research and development expense decreased by 6% to $7.3 million for the three months ended December 31, 2025, from $7.7 million in the same period in fiscal year 2025. Excluding a decrease of $18,000 due to foreign exchange rate fluctuation, research and development expense decreased primarily due to decreases of (i) $296,000 in personnel-related costs and (ii) $117,000 in outside consulting costs.

Research and development expense decreased by 4% to $14.6 million for the six months ended December 31, 2025, from $15.1 million in the same period in fiscal year 2025. Excluding a decrease of $30,000 due to foreign exchange rate fluctuation, research and development expense decreased primarily due to a decrease of $537,000 in personnel-related costs.

Sales and Marketing

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Sales and marketing	$5,174	$5,251	$(77)	(1)%	$9,203	$10,011	$(808)	(8)%
Percentage of total revenue	23%	23%			20%	23%

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

Sales and marketing expenses decreased by 1% to $5.2 million for the three months ended December 31, 2025, from $5.3 million in the same period in fiscal year 2025. Excluding an increase of $47,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased primarily due to decreases of (i) $100,000 in personnel-related costs and (ii) $56,000 in outside consulting costs.

Sales and marketing expenses decreased by 8% to $9.2 million for the six months ended December 31, 2025, from $10.0 million in the same period in fiscal year 2025. Excluding an increase of $89,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased primarily due to decreases of (i) $727,000 in personnel-related costs and (ii) $161,000 in outside consulting costs.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
General and administrative	$2,310	$2,100	$210	10%	$5,810	$4,543	$1,267	28%
Percentage of total revenue	10%	9%			12%	10%

General and administrative expense primarily consists of personnel-related expenses directly associated with our finance, human resources, administrative and legal personnel. Included in these costs are salaries, benefits, bonuses, and stock-based compensation and allocated overhead. General and administrative expenses also include fees for professional services, warrants, provision for credit losses and, to a lesser extent, occupancy costs and related overhead.

General and administrative expenses increased by 10% to $2.3 million for the three months ended December 31, 2025, from $2.1 million in the same period in fiscal year 2025. Excluding an increase of $8,000 due to foreign exchange rate fluctuation, general and administrative expense increased primarily due to an increase of $246,000 in legal related costs.

General and administrative expenses increased by 28% to $5.8 million for the six months ended December 31, 2025, from $4.5 million in the same period in fiscal year 2025. Excluding an increase of $14,000 due to foreign exchange rate fluctuation, general and administrative expense increased primarily due to increases of (i) $1.4 million in warrant expense and (ii) $376,000 in legal related costs, partially offset by decreases of (i) 275,000 in outside-consulting costs and (ii) $77,000 in credit loss expense.

Income from Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Income from operations	$2,046	$650	$1,396	215%	$4,879	$1,159	$3,720	321%
Operating margin	9%	3%			10%	3%

Income from operations was $2.0 million and $650,000 with an operating margin of 9% and 3% during the three months ended December 31, 2025 and 2024, respectively. This is primarily due to an increase in gross margin.

Income from operations was $4.9 million and $1.2 million with an operating margin of 10% and 3% during the six months ended December 31, 2025 and 2024, respectively. This is primarily due to an increase in gross margin.

Interest Income

Interest income primarily consists of interest earned on money market accounts which have decreased rates compared to prior years. Interest income was $624,000 and $661,000 during the three months ended December 31, 2025 and 2024, respectively. Interest income was $1.1 million and $1.4 million during the six months ended December 31, 2025 and 2024, respectively.

Other Income (Expense), Net

Other income (expense), net was an expense of $32,000 and $431,000 during the three months ended December 31, 2025 and 2024, respectively. Other income (expense), net was income of $423,000 and expense of $571,000 during the six months ended December 31, 2025 and 2024, respectively. Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables, net of transactions.

Income Tax Provision

Provision for income taxes consists of federal, state, and foreign income taxes. We recorded income tax provision of $302,000 and $1,232,000 for the three and six months ended December 31, 2025, respectively. We recorded income tax provision of $209,000 and $697,000 for the three and six months ended December 31, 2024, respectively. We released a majority of our valuation allowance against U.S. deferred tax assets on June 30, 2025 and recorded higher income before tax provision in the three and six months ended December 31, 2025.

Liquidity and Capital Resources

Overview

As of December 31, 2025 and June 30, 2025, our principal sources of liquidity were cash and cash equivalents, restricted cash, and accounts receivable totaling $96.8 million and $95.7 million, respectively. Our cash, cash equivalents and restricted cash were $83.1 million and $62.9 million as of December 31, 2025 and June 30, 2025, respectively.

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

Cash Flows

For the six months ended December 31, 2025 and 2024, our cash flows were as follows (in thousands):

	Six Months Ended
	December 31,
	2025	2024
Net cash provided by operating activities	$20,540	$7,378
Net cash used in investing activities	(458)	(248)
Net cash provided by (used in) financing activities	1,048	(6,113)

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards and warrants, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities increased by $13.2 million during the six months ended December 31, 2025, from the same period in fiscal year 2025, driven primarily by the change in net income, the timing of collections for accounts receivable, the timing of payments for accrued liabilities, and recognition of deferred revenue.

Net cash used in investing activities increased by $210,000 during the six months ended December 31, 2025, from the same period in fiscal year 2025, driven primarily by activities related to the purchase of equipment for employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by (used in) financing activities increased by $7.2 million during the six months ended December 31, 2025, from the same period in fiscal year 2025. Our current proceeds consist primarily of the exercise of employee stock options, our employee stock purchase plan, and funds used for repurchases of our common stock. Funds used for repurchases of our common stock was $1.4 million and $7.0 million during the six months ended December 31, 2025 and 2024, respectively.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As of December 31, 2025, the future non-cancelable minimum payments under these commitments were approximately $4.4 million.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of December 31, 2025 totaled approximately $35.6 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $3.6 million between December 31, 2025 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between December 31, 2025 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Revenue from EMEA sales was 20% of our total revenue during the three months ended December 31, 2025 compared to 23% during the three months ended December 31, 2024. Revenue from EMEA sales was 20% of our total revenue during the six months ended December 31, 2025 compared to 24% during the six months ended December 31, 2024. In addition to those discussed elsewhere in this section, our EMEA sales operations are subject to a number of specific risks, such as:

●	general economic conditions in each country or region in which we do or plan to do business;
●	foreign currency fluctuations and imposition of exchange controls;
●	changes in data privacy laws including European Union’s General Data Protection Regulation (GDPR) and other emerging privacy or AI-related regulations;
●	difficulty and costs in staffing and managing our international operations;
●	difficulties in collecting accounts receivable and longer collection periods;
●	health or similar issues, such as a pandemic or epidemic;
●	various international trade restrictions and tax consequences;
●	hostilities or geopolitical conflicts in various parts of the world, such as the ongoing conflict between Russia and Ukraine and the evolving events around Greenland; and
●	reduced intellectual property protections in some countries.

Any of the above risks could adversely affect our international operations, reduce our revenue from customers outside of the United States or increase our operating costs, each of which could adversely affect our business, results of operations, financial condition, and growth prospects.

As of December 31, 2025, approximately 44% of our workforce was employed in India. Of our employees in India, 61% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the U.S., the European Union (EU) and India are also of great importance to our operations. Recent developments, such as the U.S. administration's imposition of a 50% tariff on Indian goods effective August 27, 2025, have introduced significant uncertainties. This tariff escalation has strained U.S.-India relations.

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

Internationally, global “digital” regulations continue to develop and evolve, including the EU’s GDPR, ePrivacy Directive, Network and Information Systems 2 Directive, Digital Operational Resilience Act, Data Act, and Digital Services Act. In addition, India’s Digital Personal Data Protection Bill (DPDP), published in 2023, but with an implementation timeline that remains uncertain, applies broadly to personal data processed within India and personal data outside the territory of India if such processing is in connection with any activity related to offering of goods or services to data subjects. We will continue to monitor developments related to existing and new “digital” laws which will require us to incur additional costs and expenses in an effort to monitor and comply with such laws. In addition to costs involved in monitoring and analyzing such laws to determine to what extent they apply, and costs involved in any compliance measures, there are also financial risks in the event of enforcement action, with many imposing obligations and penalties for noncompliance. Further, to the extent that any new laws may limit our ability to provide our solutions to customers.

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

Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare, telecommunications and other highly regulated industries. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing, AI and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit customers’ use and adoption of our services and reduce overall demand for our services. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our service where required, our business may be harmed. Our business may also be affected by evolving regulatory frameworks, including those focused on AI, cybersecurity, outsourcing, and data governance, such as the AI Act, Digital Services Act, Network and Information Systems 2 Directive, and Digital Operational Resilience Act in the EU, as well as U.S. and international initiatives incorporating the NIST AI Risk Management Framework. We may be faced with questions and additional requirements from customers, and compliance may require us to implement additional controls, transparency measures, or monitoring obligations. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the PCI Data Security Standards, HIPAA, FEDRAMP or similar frameworks, may adversely affect our ability to provide services to certain customers. If we are unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to our customers, it could adversely affect our ability to provide our services to certain customers and harm our business.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 36% of our outstanding capital stock as of December 31, 2025, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 32% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2022, eGain’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $20 million of its own outstanding common stock. On May 24, 2024, the Board of Directors approved a $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $20 million to $40 million of its outstanding common stock. On September 3, 2025, the Board of Directors approved an additional $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $40 million to $60 million of its outstanding common stock. As of December 31, 2025, approximately $19.7 million, including associated trading fees and estimated taxes, remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended of December 31, 2025, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
October 1, 2025 to October 31, 2025	-	$-	-	$19,747
November 1, 2025 to November 30, 2025	-	$-	-	$19,747
December 1, 2025 to December 31, 2025	-	$-	-	$19,747
Total	-		-

Item 5. Other Information

(c) Trading Plans

During the three months ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: February 3, 2026	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)