Form 10-Q
period 2026-03-31
EGAIN Corp
filed 2026-05-14
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 27,450,081 as of May 11, 2026.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	March 31,	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$80,462	$62,909
Restricted cash	8	8
Accounts receivable, less provision for credit losses of $25 and $7 as of March 31, 2026 and June 30, 2025, respectively	8,715	32,775
Costs capitalized to obtain revenue contracts, net	876	1,148
Prepaid expenses	2,182	2,841
Other current assets	903	886
Total current assets	93,146	100,567
Property and equipment, net	880	670
Operating lease right-of-use assets	2,862	3,530
Costs capitalized to obtain revenue contracts, net of current portion	1,274	1,460
Goodwill	13,186	13,186
Other assets, net	28,337	28,592
Total assets	$139,685	$148,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,524	$2,596
Accrued compensation	4,925	6,749
Accrued liabilities	3,505	2,821
Operating lease liabilities	1,505	1,220
Deferred revenue	31,872	48,765
Total current liabilities	43,331	62,151
Deferred revenue, net of current portion	2,180	1,766
Operating lease liabilities, net of current portion	1,630	2,449
Other long-term liabilities	987	908
Total liabilities	48,128	67,274
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 per share - authorized: 60,000 shares; issued: 33,835 and 33,237 shares as of March 31, 2026 and June 30, 2025, respectively; outstanding: 27,450 and 27,083 shares as of March 31, 2026 and June 30, 2025, respectively	34	33
Additional paid-in capital	417,270	411,253
Treasury stock, at cost: 6,385 and 6,154 shares of common stock as of March 31, 2026 and June 30, 2025, respectively	(40,252)	(38,812)
Accumulated other comprehensive loss	(1,660)	(336)
Accumulated deficit	(283,835)	(291,407)
Total stockholders' equity	91,557	80,731
Total liabilities and stockholders' equity	$139,685	$148,005

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue:
SaaS	$20,917	$19,563	$64,616	$60,230
Professional services	1,582	1,446	4,370	4,967
Total revenue	22,499	21,009	68,986	65,197
Cost of revenue:
Cost of SaaS	4,532	4,594	13,141	13,742
Cost of professional services	1,462	2,129	4,856	6,327
Total cost of revenue	5,994	6,723	17,997	20,069
Gross profit	16,505	14,286	50,989	45,128
Operating expenses:
Research and development	7,566	7,514	22,158	22,643
Sales and marketing	4,644	4,704	13,847	14,715
General and administrative	2,287	2,041	8,097	6,584
Total operating expenses	14,497	14,259	44,102	43,942
Income from operations	2,008	27	6,887	1,186
Interest income	603	597	1,689	2,029
Other income (expense), net	176	(304)	599	(875)
Income before income tax provision	2,787	320	9,175	2,340
Income tax provision	(371)	(254)	(1,603)	(951)
Net income	$2,416	$66	$7,572	$1,389
Per share information:
Earnings per share:
Basic	$0.09	$0.00	$0.28	$0.05
Diluted	$0.09	$0.00	$0.27	$0.05
Weighted-average shares used in computation:
Basic	27,420	28,065	27,187	28,439
Diluted	28,140	28,482	27,955	28,949

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income	$2,416	$66	$7,572	$1,389
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(656)	555	(1,324)	853
Total comprehensive income	$1,760	$621	$6,248	$2,242

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balances as of December 31, 2025	27,381	$34	$416,258	6,385	$(40,252)	$(1,004)	$(286,251)	$88,785
Issuance of common stock upon exercise of stock options	69	—	223	—	—	—	—	223
Stock-based compensation	—	—	789	—	—	—	—	789
Foreign currency translation adjustments	—	—	—	—	—	(656)	—	(656)
Net income	—	—	—	—	—	—	2,416	2,416
Balances as of March 31, 2026	27,450	$34	$417,270	6,385	$(40,252)	$(1,660)	$(283,835)	$91,557

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

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

(in thousands)

(unaudited)

	Nine Months Ended March 31, 2026
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balances as of June 30, 2025	27,083	$33	$411,253	6,154	$(38,812)	$(336)	$(291,407)	$80,731
Issuance of common stock upon vesting of restricted stock units	162	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	366	1	2,390	—	—	—	—	2,391
Issuance of common stock in connection with employee stock purchase plan	70	—	320	—	—	—	—	320
Issuance of common stock warrant for services	—	—	1,350	—	—	—	—	1,350
Repurchase of common stock	(231)	—	—	231	(1,440)	—	—	(1,440)
Stock-based compensation	—	—	1,957	—	—	—	—	1,957
Foreign currency translation adjustments	—	—	—	—	—	(1,324)	—	(1,324)
Net income	—	—	—	—	—	—	7,572	7,572
Balances as of March 31, 2026	27,450	$34	$417,270	6,385	$(40,252)	$(1,660)	$(283,835)	$91,557

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

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$7,572	$1,389
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	907	1,046
Amortization of right-of-use assets	877	803
Depreciation and amortization	285	263
Provision for credit losses	18	63
Deferred income taxes	164	(250)
Stock-based compensation	1,957	1,953
Issuance of common stock warrant for services	1,350	—
Gain on disposal of property and equipment	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	23,853	19,422
Costs capitalized to obtain revenue contracts	(491)	(542)
Prepaid expenses	1,153	433
Other current assets	18	248
Other non-current assets	(7)	137
Accounts payable	(1,585)	(763)
Accrued compensation	(1,764)	(443)
Accrued liabilities	1,184	(764)
Deferred revenue	(16,159)	(12,758)
Operating lease liabilities	(742)	(673)
Other long-term liabilities	141	29
Net cash provided by operating activities	18,731	9,588
Cash flows from investing activities:
Purchases of property and equipment	(522)	(352)
Net cash used in investing activities	(522)	(352)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,391	488
Proceeds from employee stock purchase plan	320	424
Repurchases of common stock	(1,440)	(12,017)
Net cash provided by (used in) financing activities	1,271	(11,105)
Effect of change in exchange rates on cash and cash equivalents	(1,927)	603
Net increase in cash, cash equivalents and restricted cash	17,553	(1,266)
Cash, cash equivalents and restricted cash at beginning of period	62,917	70,011
Cash, cash equivalents and restricted cash at end of period	$80,470	$68,745

Supplemental cash flow disclosures:
Cash paid for taxes	$427	$920
Right-of-use (ROU) assets and lease liabilities recognized from lease modification	$338	$677
Non-cash items:
Purchases of equipment included in accounts payable	$8	$4

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain powers AI-driven knowledge management for the enterprise. We sell our SaaS platform to enterprises that want to deliver trusted, consumable answers to customers, employees, and AI agents — aiming to reduce cost and improve outcomes across every knowledge-intensive workflow. Our platform centralizes enterprise knowledge and puts it to work across customer service, employee support, and AI-powered automation. We are headquartered in Sunnyvale, California, USA. We also operate in the United Kingdom and India.

Fiscal Year

The Company’s fiscal year ends on June 30. References to fiscal year 2026 refers to the Company’s fiscal year ending June 30, 2026. References to fiscal year 2025 refers to the Company’s fiscal year ended June 30, 2025.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2026 and the condensed consolidated statements of operations, comprehensive income, and stockholders’ equity for the three and nine months ended March 31, 2026 and cash flows for the nine months ended March 31, 2026 and 2025, are unaudited. The condensed consolidated balance sheet as of June 30, 2025 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.

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

We have a royalty revenue agreement with a customer related to our embedded intellectual property. Under the terms of the agreement, the customer is to provide us with a combination of fixed fee and per agent fee, for each software license sold containing the embedded software. These embedded OEM royalties are included as SaaS revenue. Under Topic 606 revenue guidance, since these arrangements are for usage-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, we estimate revenue recognized only as the performance obligation of the embedded OEM royalties has been satisfied or partially satisfied. Differences between actual results and estimated amounts are adjusted in the following period as such sales are reported by the customer with a quarter in arrears.

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

During the three and nine months ended March 31, 2026, we capitalized $194,000 and $491,000 of costs to obtain revenue contracts, respectively, and amortized $281,000 and $907,000 to sales and marketing expense, respectively.

During the three and nine months ended March 31, 2025, we capitalized $24,000 and $542,000 of costs to obtain revenue contracts, respectively, and amortized $362,000 and $1.0 million to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $2.2 million and $2.6 million as of March 31, 2026 and June 30, 2025, respectively, on our condensed consolidated balance sheets.

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

The following table presents our income (loss) from operations among our three operating regions (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Income (loss) from operations:
North America	$818	$(153)	$4,286	$215
Europe, Middle East, & Africa	2,820	1,636	7,341	5,797
Asia Pacific	(1,630)	(1,456)	(4,740)	(4,826)
Income from operations	$2,008	$27	$6,887	$1,186

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	March 31,	June 30,
	2026	2025
Long-lived assets:
North America	$497	$390
Europe, Middle East, & Africa	130	63
Asia Pacific	253	217
Long-lived assets	$880	$670

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

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents, restricted cash, and accounts receivable. We complement direct sales with resell partnerships based on product connectors into cloud contact center platforms. We also partner with system integrators and managed service providers. One customer accounted for more than 10% of total revenue during the three and nine months ended March 31, 2026 and 2025. One customer accounted for 10% or more of our accounts receivable balance, less provision for credit losses, as of March 31, 2026. Three customers accounted for 10% or more of our accounts receivable balance, less provision for credit losses, as of June 30, 2025.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and becomes billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.5 million and $1.4 million, as of March 31, 2026 and June 30, 2025, respectively, and are included in the accounts receivable, less provision for credit losses balance on the accompanying condensed consolidated balance sheets.

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Stock-based compensation expense:
Cost of revenue	$149	$217	$377	$679
Research and development	369	272	912	523
Sales and marketing	156	98	382	277
General and administrative	115	112	286	474
Total stock-based compensation expense	$789	$699	$1,957	$1,953

Total stock-based compensation includes expenses related to non-employee awards of $2,900 and $8,500 during the three and nine months ended March 31, 2026, respectively. Total stock-based compensation includes expenses related to non-employee awards of $11,000 and $42,000 during the three and nine months ended March 31, 2025, respectively.

Total stock-based compensation includes expenses related to the ESPP of $93,000 and $221,000 for the three and nine months ended March 31, 2026, respectively. Total stock-based compensation includes expenses related to the ESPP of $84,000 and $245,000 for the three and nine months ended March 31, 2025, respectively.

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

During the three months ended March 31, 2026 and 2025, we granted options to purchase 280,416 and 149,700 shares of common stock with a weighted-average grant date fair value of $4.90 and $2.52 per share, respectively.

During the nine months ended March 31, 2026 and 2025, we granted options to purchase 499,916 and 513,467 shares of common stock with a weighted-average grant date fair value of $4.93 and $2.66 per share, respectively.

We used the following weighted-average assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Expected volatility	55%	53%	54%	54%
Average risk-free interest rate	3.77%	4.25%	3.76%	4.15%
Expected life (in years)	4.53	4.55	4.52	4.56
Dividend yield	—	—	—	—

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

On December 1, 2025, certain employees were granted the right to purchase an aggregate of 60,914 shares under the ESPP. Related stock-based compensation expense for the three and nine months ended March 31, 2026 was $93,000 and $124,000, respectively.

On December 1, 2024, certain employees were granted the right to purchase an aggregate of 103,618 shares under the ESPP. Related stock-based compensation expense for the three and nine months ended March 31, 2025 was $84,000 and $115,000, respectively.

As of March 31, 2026, there were 519,491 shares of common stock available for issuance under the ESPP.

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

As of March 31, 2026, there was approximately $1.9 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 1.60 years. There were 69,205 and 11,800 options exercised during the three months ended March 31, 2026 and 2025, respectively. There were 365,929 and 161,117 options exercised during the nine months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, there was approximately $875,000 of total unrecognized compensation cost, net of expected forfeitures, related to unvested RSUs, which is expected to be recognized over the weighted-average period of 0.63 years. There were no RSUs granted during the three months ended March 31, 2026 and 2025. There were 123,767 and 226,654 RSUs granted during the nine months ended March 31, 2026 and 2025, with a weighted average grant date fair value of $13.58 and $5.71 per share, respectively.

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

For warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. The grant date fair value of the warrants were estimated using a Black-Scholes valuation model.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment during the three and nine months ended March 31, 2026.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue recognized over-time and at a point-in-time during the three and nine months ended March 31, 2026 and 2025, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue:
Over-time	$21,183	$19,977	$65,068	$60,829
Point-in-time	1,316	1,032	3,918	4,368
Total revenue	$22,499	$21,009	$68,986	$65,197

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue:
North America	$17,584	$16,452	$54,899	$50,205
Europe, Middle East, & Africa	4,915	4,557	14,087	14,992
Total revenue	$22,499	$21,009	$68,986	$65,197

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

The following table presents our contract liabilities (in thousands):

	March 31, 2026	June 30, 2025
Contract liabilities:
Deferred revenue	$31,872	$48,765
Deferred revenue, net of current portion	2,180	1,766
Total deferred revenue	$34,052	$50,531

$8.9 million and $41.8 million of deferred revenue as of June 30, 2025 was recognized as revenue during the three and nine months ended March 31, 2026, respectively.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, and include deferred revenue, invoices that have been issued to customers but are uncollected and not yet recognized as revenue, and amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of March 31, 2026, our remaining performance obligations were $74.1 million, of which we expect to recognize $48.5 million and $25.6 million as revenue within one year and beyond one year, respectively.

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

The following table represents the calculation of basic and diluted earnings per share (unaudited; in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income	$2,416	$66	$7,572	$1,389
Per share information:
Earnings per share:
Basic	$0.09	$0.00	$0.28	$0.05
Diluted	$0.09	$0.00	$0.27	$0.05
Weighted-average shares used in computation:
Basic	27,420	28,065	27,187	28,439
Effect of dilutive instruments	720	417	768	510
Diluted	28,140	28,482	27,955	28,949

Weighted-average shares of stock options to purchase 2,415,544 and 3,527,358 shares of common stock for the three months ended March 31, 2026 and 2025, respectively, and weighted-average shares of stock options to purchase 2,367,628 and 3,458,061 shares of common stock for the nine months ended March 31, 2026 and 2025, respectively, were not included in the computation of diluted earnings per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

As of March 31, 2026, utilization of the net operating loss (NOL) or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. The Company has not identified a change in ownership as of March 31, 2026 that would significantly limit the NOL carryovers.

5. LEASES

We lease our office facilities under non-cancelable operating leases that expire on various dates through fiscal year 2033. On September 29, 2025, the Company entered into a lease agreement in Sunnyvale, California. The term of the lease expires on March 31, 2027 and requires an average monthly rent of approximately $21,000 for 18 months from the lease commencement date in October 2025. In January 2026, the Company entered into a sublease agreement as a sublessor for a certain office space and which sublease agreement is set to expire in January 2031. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Lease ROU assets and liabilities are recognized on the commencement date at the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments.

Total operating lease costs were $383,000 and $330,000 for the three months ended March 31, 2026 and 2025, respectively. Total operating lease costs were $1.1 million and $1.0 million for the nine months ended March 31, 2026 and 2025, respectively.

Operating lease amounts above do not include sublease income. The Company recognized sublease income of $17,000 for the three and nine months ended March 31, 2026.

For the three and nine months ended March 31, 2026, operating cash outflows for operating leases were $386,000 and $961,000, respectively. For the three and nine months ended March 31, 2025, operating cash outflows for operating leases were $287,000 and $883,000, respectively.

The following tables present information about leases on our condensed consolidated balance sheets (in thousands):

	March 31,	June 30,
	2026	2025
Assets:
Operating lease right-of-use assets	$2,862	$3,530
Liabilities:
Operating lease liabilities	1,505	1,220
Operating lease liabilities, net of current portion	1,630	2,449

The following table presents information about the weighted average lease term and discount rate as follows:

	March 31,	June 30,
	2026	2025
Weighted average remaining lease term (in years)	4.69	5.14
Weighted average discount rate	8.61%	8.41%

As of March 31, 2026, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal year 2026	$378
Fiscal year 2027	1,289
Fiscal year 2028	555
Fiscal year 2029	403
Fiscal year 2030	291
Fiscal year 2031	291
Fiscal year 2032 and thereafter	725
Total minimum lease payments	3,932
Less: Imputed interest	(797)
Total operating lease liabilities	3,135
Less: Current operating lease liabilities	(1,505)
Total operating lease liabilities, net of current portion	$1,630

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of March 31, 2026 and June 30, 2025, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $59.6 million and $43.0 million, respectively.

8. SHARE REPURCHASE PROGRAM

On November 14, 2022, eGain’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $20 million of its own outstanding common stock. In May 2024 and again in September 2025, the Board of Directors approved a $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $20 million to $60 million of its outstanding common stock. As of March 31, 2026, approximately $19.7 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. On September 3, 2025, the Board of Directors also approved to extend the stock repurchase program until the earlier of (i) the date the aggregate amount of shares that can be repurchased under the stock repurchase program have been repurchased and (ii) the date the Board of Directors decides to terminate the stock repurchase program. The stock repurchase program does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. During the three months ended March 31, 2026, there were no share repurchases. During the nine months ended March 31, 2026, 230,734 shares have been repurchased for an average acquisition cost per share of $6.24, totaling $1.4 million. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock, at cost.

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

The grant-date fair value of the Warrant was estimated at $2.70 per warrant using the Black-Scholes valuation model with the following assumptions: expected volatility of 54%, risk-free interest rate of 2.87%, expected term of 5 years, and no expected dividends. No warrant expenses were recognized during the three months ended March 31, 2026. The total fair value of the Warrant was $1.4 million and was recognized as a non-cash general and administrative expense during the nine months ended March 31, 2026.

No warrants were exercised or expired during the three and nine months ended March 31, 2026.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A. of this report, “Risk Factors,” before deciding whether to invest in our company:

●	Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.
●	Our SaaS business model is subject to certain risks.
●	Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.
●	We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
●	Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.
●	Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business.
●	The market for customer engagement software, including generative AI product offerings, is competitive, and our business will be adversely affected if we are unable to successfully compete.
●	If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, we may be unable to grow our business, which could negatively impact our operating results and financial condition.
●	Our failure to maintain, develop or expand strategic and third-party distribution channels would impede our revenue growth.
●	Difficulties and delays in customers implementing our products could harm our revenue and margins.
●	We conduct a significant portion of our business and operations outside of the U.S., which exposes us to additional risks that may not exist in the U.S. These risks in turn could cause our operating results and financial condition to suffer.
●	Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities or third-party Platform-as-a-Service (PaaS) provider could impair the use or functionality of our cloud operations and harm our business.
●	Software errors could be costly and time-consuming for us to correct, and could harm our reputation and impair our ability to sell our solutions.
●	The terms we agree to in our Service Level Agreements or other contracts may result in increased costs or liabilities, which would in turn affect our results of operations.
●	If we are unable to increase the profitability of SaaS revenue, if we experience significant customer attrition, or if we are required to delay recognition of revenue, our operating results could be adversely affected.

●	We depend on broad market acceptance of our applications and of our business model. If our expectations regarding the market for our applications are not met, our business could be seriously harmed.
●	We may be unable to respond to the rapid technological change and changing customer preferences in digital customer engagement, marketing, and service and this may cause our business to suffer.
●	We employ third-party technologies for use in or with our platform and the inability to license such technologies on commercially reasonable terms or the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.
●	Our offshore product development, support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals, produce effective new solutions and provide professional services to drive growth.
●	If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data, our data or IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
●	Changes in privacy and data protection laws and regulations, including in the European Union (such as the GDPR), the United Kingdom, and other jurisdictions in which we operate, could expose us to risks of noncompliance and costs associated with compliance.
●	Privacy concerns and laws, evolving regulation of cloud computing, AI and other domestic or foreign regulations may limit the use, functionality and adoption of our solutions and adversely affect our business.
●	Changes in domestic and foreign trade policies, including the imposition of tariffs and retaliatory tariffs, and other factors beyond our control may adversely impact our business, financial condition, and results of operations.
●	Geopolitical instability, including the risk of military conflict involving Iran and broader escalation in the Middle East, could adversely affect our business, financial condition, and results of operations.

Overview

eGain powers AI-driven knowledge management for the enterprise. We sell our SaaS platform to enterprises that want to deliver trusted, consumable answers to customers, employees, and AI agents — aiming to reduce cost and improve outcomes across every knowledge-intensive workflow. Our platform centralizes enterprise knowledge and puts it to work across customer service, employee support, and AI-powered automation. We are headquartered in Sunnyvale, California, USA. We also operate in the United Kingdom and India.

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

The following table presents total revenue for each of the following periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands)	2026	2025	Change		2026	2025	Change
SaaS revenue	$20,917	$19,563	$1,354	7%	$64,616	$60,230	$4,386	7%
Professional services revenue	1,582	1,446	136	9%	4,370	4,967	(597)	(12)%
Total SaaS and professional services revenue:	$22,499	$21,009	$1,490	7%	$68,986	$65,197	$3,789	6%

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

The following table presents a reconciliation of GAAP income (loss) from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2026	2025	2026	2025
Income from operations	$2,008	$27	$6,887	$1,186
Add:
Issuance of common stock warrant for services	—	—	1,350	—
Stock-based compensation	789	699	1,957	1,953
Non-GAAP income from operations	$2,797	$726	$10,194	$3,139

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

As of March 31, 2026, our remaining performance obligations were $74.1 million, of which we expect to recognize $48.5 million and $25.6 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue:
SaaS	93%	93%	94%	92%
Professional services	7%	7%	6%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of SaaS	20%	22%	19%	21%
Cost of professional services	6%	10%	7%	10%
Total cost of revenue	26%	32%	26%	31%
Gross profit	74%	68%	74%	69%
Operating expenses:
Research and development	34%	36%	32%	35%
Sales and marketing	21%	22%	20%	23%
General and administrative	10%	10%	12%	10%
Total operating expenses	65%	68%	64%	68%
Income from operations	9%	0%	10%	2%

Revenue

The following table presents our total revenue during the three and nine months ended March 31, 2026 and 2025, respectively:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
SaaS	$20,917	$19,563	$1,354	7%	$64,616	$60,230	$4,386	7%
Professional services	1,582	1,446	136	9%	4,370	4,967	(597)	(12)%
Total revenue	$22,499	$21,009	$1,490	7%	$68,986	$65,197	$3,789	6%

Total revenue for the three months ended March 31, 2026 increased by $1.5 million, compared to the same period in fiscal year 2025, due to an increase of SaaS revenue by $1.4 million and an increase of professional services revenue by $136,000. Total revenue for the nine months ended March 31, 2026 increased by $3.8 million, compared to the same period in fiscal year 2025, due to an increase of SaaS revenue by $4.4 million, partially offset by a decrease of $597,000 in professional services revenue.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $318,000 and a decrease of $33,000 in total revenue during the three months ended March 31, 2026 and 2025, respectively. Foreign exchange rate fluctuation resulted in an increase of $717,000 and $271,000 for the nine months ended March 31, 2026 and 2025, respectively.

SaaS Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
SaaS revenue	$20,917	$19,563	$1,354	7%	$64,616	$60,230	$4,386	7%
Percentage of total revenue	93%	93%			94%	92%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS increased by $1.4 million and $4.4 million during the three and nine months ended March 31, 2026, respectively, compared to the same periods in fiscal year 2025. This represented an increase in SaaS revenue of 7% for each of the three and nine months ended March 31, 2026, compared to the same periods in fiscal year 2025.

SaaS revenue represents 93% and 94% of total revenue for the three and nine months ended March 31, 2026, respectively, compared to 93% and 92% for the same periods in fiscal year 2025.

Excluding an increase of $306,000 and $678,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $1.0 million and $3.7 million during the three and nine months ended March 31, 2026, respectively, compared to the same periods in fiscal year 2025. We expect SaaS revenue to continue to grow as we expand our customer base and usage of existing customers, reflecting continued demand for our SaaS offering.

Professional Services Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Professional services revenue	$1,582	$1,446	$136	9%	$4,370	$4,967	$(597)	(12)%
Percentage of total revenue	7%	7%			6%	8%

Professional services revenue includes consulting, implementation, training, and managed services. Revenue from professional services increased by $136,000 and decreased by $597,000 during the three and nine months ended March 31, 2026, respectively, compared to the same periods in fiscal year 2025.

Excluding an increase of $12,000 and $38,000 due to foreign exchange rate fluctuation, professional services revenue increased by $124,000 and decreased by $635,000 during the three and nine months ended March 31, 2026, respectively, compared to the same periods in fiscal year 2025. We expect professional services revenue to vary dependent on the volume and timing of recognition.

Revenue by Geography

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
North America	$17,584	$16,452	$1,132	7%	$54,899	$50,205	$4,694	9%
Europe, Middle East, & Africa	4,915	4,557	358	8%	14,087	14,992	(905)	(6)%
Total revenue	$22,499	$21,009	$1,490	7%	$68,986	$65,197	$3,789	6%

Revenue from North America sales increased by 7% from $16.5 million during the three months ended March 31, 2025 to $17.6 million during the three months ended March 31, 2026, due to an increase of $1.5 million in SaaS revenue, partially offset by a decrease of $368,000 in professional services revenue.

Revenue from North America sales increased by 9% from $50.2 million during the nine months ended March 31, 2025 to $54.9 million during the nine months ended March 31, 2026, due to an increase of $5.5 million in SaaS revenue, partially offset by a decrease of $820,000 in professional services revenue.

Revenue from EMEA sales increased by 8% from $4.6 million for the three months ended March 31, 2025 to $4.9 million during the three months ended March 31, 2026, due to an increase of $504,000 in professional services revenue, partially offset by a decrease of $146,000 in SaaS revenue.

Revenue from EMEA sales decreased by 6% from $15.0 million for the nine months ended March 31, 2025 to $14.1 million during the nine months ended March 31, 2026, due to a decrease of $1.1 million in SaaS revenue, partially offset by an increase of $222,000 in professional services revenue.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
SaaS	$4,532	$4,594	$(62)	(1)%	$13,141	$13,742	$(601)	(4)%
Professional services	1,462	2,129	(667)	(31)%	4,856	6,327	(1,471)	(23)%
Total cost of revenue	$5,994	$6,723	$(729)	(11)%	$17,997	$20,069	$(2,072)	(10)%
Percentage of total revenue	26%	32%			26%	31%
Gross margin	74%	68%			74%	69%

SaaS

Cost of SaaS revenue consists primarily of expenses related to our cloud services and support provided to customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of SaaS revenue decreased by $62,000 during the three months ended March 31, 2026, from the same period in fiscal year 2025. This decrease was primarily due to decreases of (i) $351,000 in cloud-computing costs and (ii) $31,000 in outside consulting costs, partially offset by an increase of $313,000 in personnel-related costs.

Cost of SaaS revenue decreased by $601,000 during the nine months ended March 31, 2026, from the same period in fiscal year 2025. This decrease was primarily due to decreases of (i) $1.1 million in cloud-computing costs and (ii) $157,000 in outside consulting costs, partially offset by an increase of $648,000 in personnel-related costs.

Excluding an increase of $2,000 and a decrease of $15,000 due to foreign exchange rate fluctuation, cost of SaaS revenue decreased by $64,000 and $586,000 during the three and nine months ended March 31, 2026, respectively, from the same periods in fiscal year 2025.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased by $667,000 during the three months ended March 31, 2026, from the same period in fiscal year 2025. This decrease was primarily due to a decrease of $831,000 in personnel-related costs, partially offset by an increase of $147,000 in outside consulting costs.

Excluding an increase of $19,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $686,000 during the three months ended March 31, 2026, compared to the same period in fiscal year 2025.

Cost of professional services decreased by $1.5 million during the nine months ended March 31, 2026, from the same period in fiscal year 2025. This decrease was primarily due to a decrease of $1.7 million in personnel-related costs, partially offset by an increase of $153,000 in outside consulting costs.

Excluding an increase of $44,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $1.5 million during the nine months ended March 31, 2026, compared to the same period in fiscal year 2025.

Operating Expenses

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Research and development	$7,566	$7,514	$52	1%	$22,158	$22,643	$(485)	(2)%
Percentage of total revenue	34%	36%			32%	35%

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

Research and development expense increased by 1% to $7.6 million for the three months ended March 31, 2026, from $7.5 million in the same period in fiscal year 2025. Excluding an increase of $11,000 due to foreign exchange rate fluctuation, research and development expense increased primarily due to increases of (i) $25,000 in outside consulting costs and (ii) $14,000 in personnel-related costs.

Research and development expense decreased by 2% to $22.2 million for the nine months ended March 31, 2026, from $22.6 million in the same period in fiscal year 2025. Excluding a decrease of $23,000 due to foreign exchange rate fluctuation, research and development expense decreased primarily due to a decrease of $518,000 in personnel-related costs, partially offset by an increase of $55,000 in outside consulting costs.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Sales and marketing	$4,644	$4,704	$(60)	(1)%	$13,847	$14,715	$(868)	(6)%
Percentage of total revenue	21%	22%			20%	23%

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

Sales and marketing expenses decreased by 1% to $4.6 million for the three months ended March 31, 2026, from $4.7 million in the same period in fiscal year 2025. Excluding an increase of $76,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased primarily due to a decrease of $143,000 in personnel-related costs, partially offset by an increase of $17,000 in outside consulting costs.

Sales and marketing expenses decreased by 6% to $13.8 million for the nine months ended March 31, 2026, from $14.7 million in the same period in fiscal year 2025. Excluding an increase of $164,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased primarily due to decreases of (i) $870,000 in personnel-related costs and (ii) $143,000 in outside consulting costs.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
General and administrative	$2,287	$2,041	$246	12%	$8,097	$6,584	$1,513	23%
Percentage of total revenue	10%	10%			12%	10%

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

General and administrative expenses increased by 12% to $2.3 million for the three months ended March 31, 2026, from $2.0 million in the same period in fiscal year 2025. Excluding an increase of $15,000 due to foreign exchange rate fluctuation, general and administrative expense increased primarily due to an increase of $311,000 in legal related costs, partially offset by a decrease of $100,000 in accounting, audit, and administrative fees.

General and administrative expenses increased by 23% to $8.1 million for the nine months ended March 31, 2026, from $6.6 million in the same period in fiscal year 2025. Excluding an increase of $29,000 due to foreign exchange rate fluctuation, general and administrative expense increased primarily due to increases of (i) $1.4 million in warrant expense and (ii) $687,000 in legal related costs, partially offset by decreases of (i) $339,000 in outside-consulting costs and (ii) $101,000 in personnel-related costs.

Income from Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Income from operations	$2,008	$27	$1,981	7,337%	$6,887	$1,186	$5,701	481%
Operating margin	9%	0%			10%	2%

Income from operations was $2.0 million and $27,000 with an operating margin of 9% and 0% during the three months ended March 31, 2026 and 2025, respectively. This is primarily due to an increase in gross margin.

Income from operations was $6.9 million and $1.2 million with an operating margin of 10% and 2% during the nine months ended March 31, 2026 and 2025, respectively. This is primarily due to an increase in gross margin.

Interest Income

Interest income primarily consists of interest earned on money market accounts. Interest income was $603,000 and $597,000 during the three months ended March 31, 2026 and 2025, respectively. Interest income was $1.7 million and $2.0 million during the nine months ended March 31, 2026 and 2025, respectively.

Other Income (Expense), Net

Other income (expense), net was an income of $176,000 and expense of $304,000 during the three months ended March 31, 2026 and 2025, respectively. Other income (expense), net was income of $599,000 and expense of $875,000 during the nine months ended March 31, 2026 and 2025, respectively. Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables, net of transactions.

Income Tax Provision

Provision for income taxes consists of federal, state, and foreign income taxes. We recorded income tax provision of $371,000 and $1.6 million for the three and nine months ended March 31, 2026, respectively. We recorded income tax provision of $254,000 and $951,000 for the three and nine months ended March 31, 2025, respectively. We released a majority of our valuation allowance against U.S. deferred tax assets on June 30, 2025 and recorded higher income before tax provision in the nine months ended March 31, 2026.

Liquidity and Capital Resources

Overview

As of March 31, 2026 and June 30, 2025, our principal sources of liquidity were cash and cash equivalents, restricted cash, and accounts receivable totaling $89.2 million and $95.7 million, respectively. Our cash, cash equivalents and restricted cash were $80.5 million and $62.9 million as of March 31, 2026 and June 30, 2025, respectively.

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

Cash Flows

For the nine months ended March 31, 2026 and 2025, our cash flows were as follows (in thousands):

	Nine Months Ended
	March 31,
	2026	2025
Net cash provided by operating activities	$18,731	$9,588
Net cash used in investing activities	(522)	(352)
Net cash provided by (used in) financing activities	1,271	(11,105)

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards and warrants, the timing of employee related costs including commissions and bonus payments, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities increased by $9.1 million during the nine months ended March 31, 2026, from the same period in fiscal year 2025, driven primarily by the change in net income and the timing of collections for accounts receivable.

Net cash used in investing activities increased by $170,000 during the nine months ended March 31, 2026, from the same period in fiscal year 2025, driven primarily by activities related to the purchase of equipment for employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash provided by (used in) financing activities increased by $12.4 million during the nine months ended March 31, 2026, from the same period in fiscal year 2025. Our current proceeds consist primarily of the exercise of employee stock options, our employee stock purchase plan, and funds used for repurchases of our common stock. Funds used for repurchases of our common stock was $1.4 million and $12.0 million during the nine months ended March 31, 2026 and 2025, respectively.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As of March 31, 2026, the future non-cancelable minimum payments under these commitments were approximately $3.9 million.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of March 31, 2026 totaled approximately $33.2 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $3.3 million between March 31, 2026 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between March 31, 2026 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Revenue from EMEA sales remained consistent at 22% of our total revenue during the three months ended March 31, 2026 and 2025. Revenue from EMEA sales was 20% of our total revenue during the nine months ended March 31, 2026 compared to 23% during the nine months ended March 31, 2025. In addition to those discussed elsewhere in this section, our EMEA sales operations are subject to a number of specific risks, such as:

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

As of March 31, 2026, approximately 44% of our workforce was employed in India. Of our employees in India, 61% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that could adversely affect our operating performance. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and any impairment of such infrastructure will cause our financial condition and results to suffer. In addition, the maintenance of stable political relations between the U.S., the European Union (EU) and India are also of great importance to our operations. Prior developments, such as the U.S. administration's imposition of tariffs of up to 50% on certain Indian goods effective August 27, 2025, introduced significant uncertainties. This tariff escalation has strained U.S.-India relations.

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

Security incidents have become more prevalent across industries and the methods and techniques used by threat actors continue to evolve at a rapid pace. These cyberattacks may occur on our systems and we may be unable to identify current attacks, anticipate these attacks or implement adequate security measures. Our service involves the storage and transmission of customers’ proprietary information, and security incidents could expose us to a risk of loss of this information, loss of access, litigation and possible liability. The techniques used to effect unauthorized penetration of computer systems are constantly evolving and have been increasing in sophistication. While we have security measures in place that are designed to protect customer information and prevent data loss and other security breaches, these security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers (which may involve nation states and individuals sponsored by them), employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt, through phishing, social engineering or otherwise, to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data or our data or IT systems.

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

We are subject to a growing number of federal, state and foreign laws, regulations and standards governing data privacy, cybersecurity and the collection, processing, storage, use and transfer of personal information. Regulatory requirements continue to expand globally, and unfavorable laws, regulations, or interpretations could limit demand for our services, increase compliance costs, or restrict our ability to offer our services and solutions in certain locations. Although we have implemented contracts, diligence programs, policies and procedures designed to address compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, partners, suppliers, data providers or agents will not violate such laws and regulations or our contracts, policies and procedures. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence legislators to enact regulations and laws, or regulators to enforce such laws or issue guidance, in each case that may limit our ability to provide certain products and services.

In the U.S., the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA) provides California residents with expanded rights regarding personal information and impose significant compliance obligations. In addition, numerous other states have adopted comprehensive privacy laws with varying requirements and enforcement mechanisms, including obligations related to sensitive personal information, data subject rights, and cybersecurity programs. Compliance with these laws increases operational complexity and costs, and failure to comply could result in investigations, fines, litigation, contractual liability, or reputational harm.

Internationally, global “digital” regulations continue to develop and evolve, including the EU’s GDPR, ePrivacy Directive, Network and Information Systems 2 Directive, Digital Operational Resilience Act, Data Act, and Digital Services Act. In addition, India’s Digital Personal Data Protection Bill (DPDP), published in 2023, but with an implementation timeline that remains uncertain, applies broadly to personal data processed within India and personal data outside the territory of India if such processing is in connection with any activity related to offering of goods or services to data subjects. We will continue to monitor developments related to existing and new “digital” laws which will require us to incur additional costs and expenses in an effort to monitor and comply with such laws. In addition to costs involved in monitoring and analyzing such laws to determine to what extent they apply, and costs involved in any compliance measures, there are also financial risks in the event of enforcement action, with many imposing obligations and penalties for noncompliance. Further, to the extent that any new laws may limit our ability to provide our solutions to customers, our business, financial condition, and operating results could be adversely affected.

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

Geopolitical instability, including the risk of military conflict involving Iran and broader escalation in the Middle East, could adversely affect our business, financial condition, and results of operations.

Escalation of hostilities involving Iran could disrupt global markets, increase energy and operating costs, trigger cyber threats, and create volatility in customer spending and enterprise technology budgets. Broader sanctions, trade restrictions, supply chain disruptions, or instability affecting customers, partners, vendors, and cloud infrastructure providers could delay purchasing decisions, reduce demand for our solutions, impair collections, and disrupt business operations. Any prolonged geopolitical instability or related economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

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

The price at which our common stock trades has been and will likely continue to be highly volatile and show wide fluctuations due to factors such as the following:

●	concerns related to liquidity of our stock;
●	actual or anticipated fluctuations in our operating results, our ability to meet announced or anticipated revenue and/or profitability goals and changes in or failure to meet securities analysts’ expectations;

●	announcements of technological innovations and/or the introduction of new services by us or our competitors;
●	developments with respect to intellectual property rights and litigation, regulatory scrutiny and new legislation;
●	market conditions and trends in customer engagement platforms, AI solutions and the broader technology industries; and
●	general market and economic conditions.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 35% of our outstanding capital stock as of March 31, 2026, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 32% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2022, eGain’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $20 million of its own outstanding common stock. On May 24, 2024, the Board of Directors approved a $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $20 million to $40 million of its outstanding common stock. On September 3, 2025, the Board of Directors approved an additional $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $40 million to $60 million of its outstanding common stock. As of March 31, 2026, approximately $19.7 million, including associated trading fees and estimated taxes, remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended March 31, 2026, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
January 1, 2026 to January 31, 2026	-	$-	-	$19,748
February 1, 2026 to February 28, 2026	-	$-	-	$19,748
March 1, 2026 to March 31, 2026	-	$-	-	$19,748
Total	-		-

Item 5. Other Information

(c) Trading Plans

Eric Smit, our Chief Financial Officer, on March 6, 2026, terminated his Rule 10b5-1 trading plan adopted on March 8, 2024. The plan had a term of approximately 24 months, and provided for the potential exercise of 80,000 vested stock options and 1,461 restricted stock units with the associated potential sale of up to 81,461 shares of the Company’s common stock.

Other than as disclosed above, during the three months ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits No.	Description of Exhibits
31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Eric Smit, Chief Financial Officer.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and June 30, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2025 and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated: May 14, 2026	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)