Form 10-K
period 2026-06-30
EGAIN Corp
filed 2026-09-10
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on Nasdaq) on December 31, 2025, was approximately $181.7 million.

There were 26,171,467 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding on September 3, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2026 Annual Meeting of Stockholders.

EGAIN CORPORATION

2026 FORM 10-K

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements that involve risks and uncertainties include statements as to:

●	our belief that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income;
●	our expectation that SaaS revenue will continue to increase;
●	expected benefits of our solutions;
●	our value proposition;
●	our market opportunities;
●	customer and market expectations in the market in which we operate, and our ability to meet expectations and satisfy such needs;
●	our lengthy sales cycles and the difficulty in predicting timing of sales or delays;
●	our expectations with respect to revenue, cost of revenue, expenses and other financial metrics;
●	our belief that contact centers offer a great opportunity within any business operation to automate using artificial intelligence (AI);
●	our business plans, strategies, target, goals and outlook;
●	changes in technology, including AI technology and services;
●	our expectations related to our product development plan;
●	competition in the markets in which we do business and our competitive advantages;
●	our beliefs regarding our prospects for our business;
●	changes in demand for our solutions;
●	our expectations regarding the composition of our customers;
●	our reliance on strategic and third-party distribution partnerships;
●	the risk of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks;
●	our ability to timely adapt and comply with changing European regulatory and political environments;
●	the effect of changes in U.S. tax legislation;
●	the effect of compliance with privacy laws and regulations on our business and our customers;
●	the effect of changes to trade policies;
●	our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights;
●	the adequacy of our capital resources and our ability to raise additional financing;
●	the risks related to our international operations;

●	the potential impact of foreign currency fluctuations and inflation; and
●	the potential impact of health epidemics.

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

●	Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.
●	Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.
●	Our SaaS business model is subject to risk.
●	We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
●	Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.
●	Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business.
●	The market for customer engagement software, including generative AI product offerings, is competitive, and our business will be adversely affected if we are unable to successfully compete.
●	If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, we may be unable to grow our business, which could negatively impact our operating results and financial condition.
●	Our failure to maintain, develop, or expand strategic and third-party distribution channels would impede our revenue growth.
●	Difficulties and delays in customers implementing our products could harm our revenue and margins.
●	We conduct a significant portion of our business and operations outside of the U.S., which exposes us to additional risks that may not exist in the U.S. These risks in turn could cause our operating results and financial condition to suffer.
●	Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities or third-party Platform-as-a-Service (PaaS) provider could impair the use or functionality of our cloud operations and harm our business.
●	Software errors could be costly and time-consuming for us to correct, and could harm our reputation and impair our ability to sell our solutions.
●	The terms we agree to in our Service Level Agreements or other contracts may result in increased costs or liabilities, which would in turn affect our results of operations.
●	If we are unable to increase the profitability of SaaS revenue, if we experience significant customer attrition, or if we are required to delay recognition of revenue, our operating results could be adversely affected.
●	We depend on broad market acceptance of our applications and of our business model. If our expectations regarding the market for our applications are not met, our business could be seriously harmed.
●	We may be unable to respond to the rapid technological change, including advances in artificial intelligence, and changing customer preferences in digital customer engagement, marketing, and service and this may cause our business to suffer.
●	We employ third-party technologies for use in or with our platform and the inability to license such technologies on commercially reasonable terms or the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.

●	Our offshore product development, support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals, produce effective new solutions and provide professional services to drive growth.
●	If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data, our data or IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
●	Changes in privacy and data protection laws and regulations, including in the European Union (such as the GDPR), the United Kingdom, and other jurisdictions in which we operate, could expose us to risks of noncompliance and costs associated with compliance.
●	Privacy concerns and laws, evolving regulation of cloud computing, AI and other domestic or foreign regulations may limit the use, functionality and adoption of our solutions and adversely affect our business.
●	Changes in domestic and foreign trade policies, including the imposition of tariffs and retaliatory tariffs, and other factors beyond our control may adversely impact our business, financial condition, and results of operations.
●	Geopolitical instability, including the military conflict involving Iran and broader escalation in the Middle East, could adversely affect our business, financial condition, and results of operations.

PART I

ITEM 1.	BUSINESS

Overview

eGain powers AI-driven knowledge management for the enterprise. We sell our SaaS platform to enterprises that want to deliver trusted, consumable answers to customers, employees, and AI agents — aiming to reduce cost and improve outcomes across knowledge-intensive workflow. Our platform centralizes enterprise knowledge and puts it to work across customer service, employee support, and AI-powered automation. We are headquartered in Sunnyvale, California, USA. We also operate in the United Kingdom and India.

In July 2026, Gartner named eGain a Leader in the first-ever Magic Quadrant for Customer Service Knowledge Management Systems, positioned highest for Ability to Execute and furthest for Completeness of Vision. Our solutions are used by large enterprises and government organizations across North America and Europe.

Industry Background

Introduction

Our assessment, based on more than two decades of serving clients, is that good contact center agents ignore most information piled on their screens across multiple windows and tabs when they are interacting with customers. They focus on the customer conversation. Meanwhile, businesses expect agents to remember and refresh growing know-how that is needed to answer customer questions across complex, expanding product portfolios and compliance-heavy processes, and then recall it contextually in the moment of truth, when the customer is on the line. In addition, this is expected of an entry-level workforce that is not well-paid, routinely replaced, and globally dispersed, mainly for cost reasons. This knowledge and guidance gap helps explain why Gartner has identified knowledge management systems, alongside live chat and self-service portals, as essential tools for fast, scalable support, and why 58% of customer service leaders in a Gartner survey published in December 2025 said they plan to upskill agents into knowledge management specialists.

AI Economy Demands Modern Knowledge Management

In a world selling commoditized, yet complex products to time-strapped customers, smart tools must increasingly automate self-service interactions and augment agent-assisted customer experiences. In a hybrid workplace, businesses realize that they need to invest in tools that can guide agents and customers with trusted answers, ensuring compliance. Further, AI investments are struggling to deliver value at scale because of the “Garbage In Garbage Out” problem of fragmented knowledge content across an enterprise. We believe the answer is a centralized knowledge hub, a single source of truth that is powered by AI and orchestrated by experts in the loop. Gartner expects this shift to accelerate, predicting that by 2028, 40% of large enterprises will adopt AI-powered customer service knowledge automation, up from less than 5% in 2025.

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

Contact Centers are a Brand Battleground

Contact centers offer a great opportunity within any business operation to automate using AI. According to Forrester Research, there are roughly 15 million contact center agents working globally in 2026. Time-starved customers consuming complex products and grappling with extreme choices generate stubbornly high levels of customer contact. They need quick, correct, and assured help. Gartner predicts that by 2029, agentic AI will autonomously resolve 80% of common customer service issues without human intervention, leading to a 30% reduction in operational costs.

Customer Experience Automation is a Large, Growing Market

Businesses continue to invest in digital transformation, especially in customer experience. To further reduce cost and improve experience, businesses want to harness AI knowledge to automate customer service via omnichannel, conversational interfaces. According to McKinsey, the aggregate cost of customer operations in the global economy is $1.5 trillion, and businesses could reduce this cost by 35% using AI. Gartner predicts that by 2028, over 50% of customer service organizations will double their technology spend, and in a Gartner survey published in February 2026, 91% of customer service leaders reported executive pressure to implement AI in 2026. Realizing this opportunity depends on foundations that many enterprises have not yet built. Gartner predicts that over 40% of agentic AI projects will be canceled by the end of 2027 due to escalating costs, unclear business value, or inadequate risk controls. We believe a governed, centralized knowledge foundation is what separates the AI projects that succeed from those that do not.

The eGain Approach and Benefits

What Customers Want

We believe customer service queries fall into three categories: informational, transactional, and situational. A customer contact could span one or more of these three categories as the conversation develops. Tools must orchestrate customer contact with context, accounting for machine-human hand-offs (mixed-initiative interaction), channel switching, multimodal interaction, and conversational pause-and-resume. During these interactions, customers increasingly want guidance and trusted answers.

The eGain Solution is Comprehensive

eGain offers a comprehensive solution organized into three hubs, eGain AI Agent™, eGain AI Knowledge Hub™, and eGain Conversation Hub™, to automate customer experiences. In fiscal year 2026, we extended this portfolio with eGain AI Agent 2™ with Assured Actions™, eGain Composer™, our modular AI knowledge development platform, Agentic Studio™ for multi-agent orchestration, and eGain Evaluator™ for continuous quality assurance of AI-generated answers.

eGain AI Agent helps businesses easily deploy enterprise-grade agentic solutions built on trusted knowledge and guided actions. Our AI Agent for contact center assists human agents by actively listening to customer conversations and proactively guiding them step-by-step, across intent identification, issue resolution and contact wrap up. Our AI Agent is available for leading contact center platforms, including Amazon Connect, Cisco Webex Contact Center, Genesys, Salesforce, and Zoom Contact Center.

eGain AI Knowledge Hub helps businesses to centralize knowledge, policies, procedures, situational expertise, and best-practices, while delivering guided, personalized, and trusted answers to customers, agents, and field staff. We believe our guided knowledge applications help agents handle contacts consistently regardless of tenure or expertise, and shorten the time it takes new agents to reach competence.

eGain Conversation Hub offers comprehensive, scalable capabilities for digital-first interaction management within a modern, omnichannel desktop. Human agents are proactively guided by AI knowledge to efficiently serve customers via chat, short message service (SMS), email, social media, phone, video, fax, and letter.

Open, Secure APIs and Third-Party Connectors Deliver Quick Value

Our open, secure platform APIs enable clients and partners to extend and enhance our solutions and to integrate with enterprise assets to enable a single view of the customer. Pre-built integrations include connectors to Adobe, Apple Business Chat, Atlassian Jira, Avaya, Amazon Connect, Cisco, Facebook Messenger, Five9, Google Dialogflow, Genesys, Talkdesk, IBM Watson, Microsoft Dynamics, Microsoft SharePoint, Microsoft Teams, Salesforce, SAP, ServiceNow, and Zendesk. In fiscal year 2026, we extended this architecture with connectors that support the Model Context Protocol (MCP), enabling enterprise AI platforms and development tools, including Microsoft Copilot, Anthropic Claude, and Google Gemini CLI, to retrieve governed answers from the eGain AI Knowledge Hub. We also released integrations for Microsoft Teams, Slack, and Zoom Team Chat to deliver knowledge in the flow of employee work. We offer a novel

“Bring Your Own” composable architecture to plug large language models, external bots, messaging channels, and third-party agent desktops to compose differentiated customer experiences.

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

Competitive Strengths

Analyst-Recognized Leadership in AI Knowledge Management

In July 2026, Gartner named eGain a Leader in the Magic Quadrant for Customer Service Knowledge Management Systems, the first Magic Quadrant Gartner has published for this market, positioning eGain highest for Ability to Execute and furthest for Completeness of Vision. In the companion Critical Capabilities report, eGain received the highest product score of the eight vendors evaluated for the Compliance-Driven Service Center use case, and the second-highest score for the High-Volume Contact Center and Technical and Field Support use cases. In November 2025, Gartner rated eGain an Emerging Leader in its Emerging Market Quadrant for Generative AI Applications, published in the Innovation Guide for Generative AI Technologies. We believe this recognition reflects the depth of our knowledge management capability relative to both established application vendors and newer entrants.

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

Transformative Value at Scale Across Diversified Customer Base

Our solution delivers transformative value at scale. We believe that our understanding of the customer need and our ability to fulfill it with enterprise-grade capability is unmatched. Our clients range from over a hundred thousand users at a healthcare client using our solution on a 24x7 basis to a Property and Casualty (P&C) insurer with fifteen thousand contact center advisors and thirty thousand field agents. Customers who have publicly announced their use of our solutions include Achmea, one of Europe's largest cooperative insurance and financial services groups, which deployed the eGain AI Knowledge Hub and eGain AI Agent to approximately 21,000 contact center and enterprise users; Cabinetworks Group; and Hackensack Meridian Health.

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

Direct Go-to-market Strategy, Complemented by a Growing Partner Ecosystem

We take our solutions to market through a direct sales model, primarily in North America and Western Europe. We complement direct sales with resell partnerships and with product integrations with leading contact center and CRM platform providers, including Amazon Connect, Cisco, Five9, Genesys, Salesforce, Talkdesk, and Zoom. We also partner with System Integrators and boutique consultants.

Customers

We mostly sell to large enterprises, which we define as businesses with over a billion dollars in annual revenue or government organizations. Over 89% of our total revenue for the fiscal year ended June 30, 2026 (which we refer to as fiscal year 2026) came from such large enterprises.

For fiscal year 2026, North America (NA) and combined Europe, Middle East, and Africa (EMEA) revenue accounted for 79% and 21% of total revenue.

One of our largest customers, who is also our partner, accounted for 15% of total revenue in fiscal year 2026.

In fiscal year 2026, we introduced “AI customers” as a customer-focused operating metric. We define AI customers as customers who actively utilize one or more of our AI offerings. This includes all offerings associated with a customer and not solely the AI offerings. Management believes adoption of our AI Knowledge solutions is an important indicator of customer engagement and is intended to help management evaluate customer adoptions, retention, and expansion trends.

Annual recurring revenue from our eGain AI customers was $54.3 million and $48.1 million during the fiscal years ended June 30, 2026 and 2025, respectively, which represented an increase of 13% or $6.2 million. Annual recurring revenue from our eGain AI customers represents 63% and 55% of total annual recurring revenue for the fiscal years ended June 30, 2026 and 2025, respectively.

Competition

We compete with application software providers, including NICE Ltd. and Verint Systems Inc. In the knowledge management systems market specifically, we also compete with providers of knowledge management systems, including KMS Lighthouse, Shelf, Talkdesk, Upland Software, Inc., and USU. In addition, we occasionally compete with some of our platform partners where some of our product capabilities overlap, including Five9, Genesys, Microsoft, Salesforce, and ServiceNow. We also face competition from providers of general-purpose generative AI platforms and from enterprises that elect to build knowledge and AI capabilities using internal resources.

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

Marketing and Partner Strategy

Our brand is built around three pillars: thought leadership, product leadership, and customer advocacy. We have a long track record of thought leadership in this market. Our popular “Knowledge Management for Dummies” publication, for example, enjoys thousands of digital downloads and physical distribution in our target community. The revised second edition of this pioneering work incorporates generative AI updates, including relevant AI-powered product info, customer case studies, and best-practices. In June 2026, research on enterprise knowledge loss co-authored by eGain and Deloitte was published in Deloitte Insights.

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

As of June 30, 2026, we had 17 issued patents in the United States, including certain patents for which petitions for reinstatement are pending following the inadvertent nonpayment of maintenance fees. Our issued U.S. patents expire at various times between 2028 and 2040.

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

Human Capital

Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; and acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce. As of June 30, 2026, we had 422 employees, including 420 full-time employees, of which 197 were in product development, 128 in services and support, 56 in sales and marketing, and 41 in finance and administration.

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

Information About Our Executive Officers

The following table sets forth information regarding eGain’s executive officers as of September 10, 2026:

Name	Age	Position
Ashutosh Roy	60	Chief Executive Officer and Chairman
Eric N. Smit	64	Chief Financial Officer
Rao J. Chandrasekhar	63	Senior Vice President, Products and Services

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

The global economic climate continues to influence our business. This includes factors such as a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments have negatively affected our business, operating results and financial condition in the past, and may continue to do so in the future. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending has caused, and may in the future cause, certain current or potential customers to reduce their technology budgets or be unable to fund software or services purchases, which has resulted, and may in the future result, in  customers delaying, decreasing or cancelling purchases of our products and services or delaying payment for previously purchased products and services.

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

Other factors that have caused, and may in the future cause, our revenue and operating results to fluctuate include:

●	timing of customer budget cycles;
●	the priority our customers place on our products compared to other business investments;
●	size, timing and contract terms of new customer contracts, and unpredictable and often lengthy sales cycles;
●	reduced renewals;
●	competitive factors, including new product introductions, upgrades and discounted pricing or special payment terms offered by our competitors, as well as strategic actions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	technical difficulties, errors or service interruptions in our solutions that cause customer dissatisfaction with our solutions;
●	consolidation among our customers, which may alter their buying patterns, or business failures that may reduce demand for our solutions;
●	operating expenses associated with expansion of our sales force or business, and our product development efforts;
●	cost, timing and management efforts related to the introduction of new features to our solutions;
●	our ability to obtain, maintain and protect our intellectual property rights and adequately safeguard the information imported to our solutions or otherwise provided to us by our customers; and
●	extraordinary expenses such as impairment charges, litigation or other payments related to settlement of disputes.

Any of these developments may adversely affect our revenue, operating results and financial condition. Furthermore, we maintain a provision for credit losses resulting from the inability of our customers to make required payments. We have experienced instances in which customers have failed to make required payments, and in such cases, we may be required to defer revenue recognition on sales to affected customers. We have recorded, and may in the future be required, to record additional reserves or write-offs, or defer revenue on sales transactions, which could negatively impact our financial results.

Our SaaS business model is subject to certain risks.

Our business is highly dependent on our ability to continue to expand our SaaS business and cloud operations, including keeping pace with the market transition to SaaS solutions. Some customers have elected not to renew their subscriptions, and customers have reduced, and may in the future reduce, their subscriptions. If customers choose not to renew, or further reduce, their subscriptions, our operating results and financial results will suffer.

The deferral or loss of one or more significant orders has adversely affected, and may in the future materially adversely affect our operating results, especially in a given quarter. As with other software-focused companies, a large amount of our quarterly business tends to come in the last few weeks, or even the last few days, of each quarter. This trend complicates the process of accurately predicting revenue and other operating results, particularly on a quarterly basis. In addition, our business is subject to seasonal factors that have caused, and may continue to cause, our results to fluctuate from quarter to quarter.

We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.

We allow our customers to elect not to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 36 months, and some customers have elected not to renew. In addition, some customers have renewed, and other customers may in the future renew, for fewer subscriptions (in quantity or products) or for shorter contract lengths. We cannot accurately predict renewal rates given our varied customer base of enterprise customers and the number of multiyear subscription contracts. Our renewal rates have fluctuated and may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, decreases in customers’ spending levels, decreases in the number of users at our customers, pricing changes and general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will be adversely affected, and our business may suffer.

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

The long sales cycle for our products has caused, and may continue to cause, SaaS revenue and operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales. Since our potential customers may evaluate our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management and legal effort in connection with a potential customer.

Our multi-product offering and the increasingly complex needs of our customers contribute to a longer and unpredictable sales cycle. Consequently, we often face difficulty predicting the quarter in which expected sales will actually occur. This has contributed, and may continue to contribute, to the uncertainty and fluctuations in our future operating results. In particular, the corporate decision-making and approval process of our customers and potential customers has become more complicated. This has caused our average sales cycle to further increase and, in some cases, has prevented the closure of sales that we believed were likely to close.

Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business.

We derive a substantial portion of our revenue from sales to a relatively small number of customers. For the fiscal year ended June 30, 2026, our ten largest customers accounted for approximately 56% of our total revenue, compared with approximately 58% for the fiscal year ended June 30, 2025. Our largest customer accounted for approximately 15% and 16% of our total revenue for fiscal 2026 and fiscal 2025, respectively. The composition of these customers has varied in the past, and we expect that it will continue to vary over time. The loss of any significant customer or a decline in business with any significant customer has adversely affected, and could in the future materially and adversely affect our financial condition and results of operations.

The market for customer engagement software, including generative AI product offerings, is competitive, and our business will be adversely affected if we are unable to successfully compete.

The market for customer engagement software is intensely competitive. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. We compete with application software providers, including NICE Ltd. and Verint Systems Inc. In the knowledge management systems market specifically, we also compete with providers of knowledge management systems, including KMS Lighthouse, Shelf, Talkdesk, Upland Software, Inc., and USU. In addition, we occasionally compete with some of our platform partners where some of our product capabilities overlap, including Five9, Genesys, Microsoft, Salesforce, and ServiceNow. We also compete with providers of general-purpose generative AI platforms and with enterprises that develop knowledge management, AI and related capabilities using their own internal resources.

We believe that competition will continue to be fierce as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, broader brand recognition, and significantly greater financial, marketing and other resources. Our brand awareness and market visibility may also be more limited than that of certain larger or more established competitors, which has adversely affected, and may continue to adversely affect, our ability to attract prospective customers and compete for enterprise opportunities. With more established and better-financed competitors, these companies have been, and may continue to be, able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to businesses to induce them to use their products or services. If we are unable to compete successfully, our business will be adversely affected.

We are also investing in AI across the entire company and integrating generative AI capabilities into our product and service offerings. AI technology and services are highly competitive and rapidly evolving markets. We have incurred, and expect to continue to incur,  significant development and operational costs to build and support the generative AI capabilities, products, and services necessary to meet the needs of our customers. To compete effectively, we must also be responsive to technological change, potential regulatory developments, and public scrutiny. Such competitive pressure has resulted, and may continue to result,  in decreased sales volumes, price reductions, and/or increased operating costs, such as for research and development, marketing, and sales activities. This has adversely affected, and may continue to adversely affect, lower revenue, gross margins, and operating income. In addition, customers are currently assessing and evolving  their AI utilization strategy, so it is difficult to estimate with any reasonable degree of precision the impact of generative AI product offerings on our future revenue, the expected timing or demand for our products and services, and the extent to which customer investment in AI-enabled solutions may displace or accelerate purchases of our existing offerings.

If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, we may be unable to grow our business, which could negatively impact our operating results and financial condition.

Expansion and growth of our business is dependent on our ability to expand our sales force and on the ability of our sales force to increase sales. For example, we have experienced workforce reductions and turnover, and additional reductions or turnover may limit our capacity to develop and maintain awareness of our products in a cost-effective manner. This could hinder widespread adoption of our existing and future products and could result in a failure to expand and attract new customers and enhance relationships with existing customers. This could impede our efforts to improve operations in our other areas and may result in declines in the market price of our common stock.

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

Our success and future growth depend in part upon the skills, experience, performance, and continued service of our distribution partners, including software and hardware vendors and resellers. Our distribution partners engage with us in a number of ways, including assisting us to identify prospective customers, distributing our products and services in geographies where we do not have a physical presence and distributing our products and services where they are considered complementary to other products of the partner or third-party products distributed by the partner. We believe that our future success depends in part upon our ability to develop, maintain and expand strategic, long-term and profitable partnerships and reseller relationships. We have experienced, and may in the future experience, instances in which distribution partners have not marketed, resold, implemented or supported our products to the extent anticipated, or have devoted greater resources to competing products and services. If we are unable to develop, maintain and expand these relationships for any reason, including as a result of any change in the leadership of our distribution partners, or if any existing or future distribution partners fail to successfully market, resell, implement or support our products for their customers, or if distribution partners represent multiple providers and devote greater resources to market, resell, implement and support competing products and services, our future revenue growth could be impeded.

We sometimes rely on distribution partners to recommend our products to their customers. We likewise depend on broad market acceptance by these distribution partners of our product and service offerings. Our agreements generally do not prohibit competitive offerings and our distribution partners may develop market or recommend software applications that compete with our products. We have devoted resources to partnerships that have not always proceeded or generated revenue or other results as anticipated, and this may occur again in the future. Once partnerships are forged, some relationships may not be renewed, and we may be unable to renew other relationships in the future or may only be able to renew them on less favorable terms.  If we lose strategic third-party relationships, fail to renew or develop new relationships, or fail to fully exploit revenue opportunities within such relationships, our results of operations and future growth may suffer.

Difficulties and delays in customers implementing our products could harm our revenue and margins.

We generally recognize revenue upon the transfer of control of promised services to our customers in the amount that is commensurate with the consideration that we expect to receive in exchange for those services. If an arrangement requires significant customization or implementation services from us, recognition of the associated subscription and service revenue has been, and may in the future be, delayed. The timing of the commencement and completion of these services is subject to factors that may be beyond our control, as this process may require access to the customers’ facilities and coordination with the customer’s personnel after delivery of the software obligations. In addition, customers could cancel or delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering, and other resources to a particular project. Some customers have required, and may in the future require, us to develop customized features or capabilities. If new or existing customers cancel or have difficulty deploying our products or require significant amounts of our professional services, support, or customized features, revenue recognition could be cancelled or further delayed and our costs could increase, causing increased variability in our operating results.

Implementation services may be performed by our own staff, by a third-party partner, or by a combination of the two. Our strategy is to work with partners to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and we expect the number of our partner-led implementations to continue to increase over time. If a customer is not satisfied with the quality of work performed by us or a partner or with the type of professional services or functionality delivered, even if we are not contractually responsible for the partner services, then we could incur additional costs to address the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our or our partner’s services could damage our ability to expand the scope of functionality subscribed to by that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

We conduct a significant portion of our business and operations outside of the U.S., which exposes us to additional risks that may not exist in the U.S. These risks in turn could cause our operating results and financial condition to suffer.

We derived 21% and 22% of our revenue from EMEA sales during the fiscal years ended June 30, 2026 and 2025, respectively. In addition to those discussed elsewhere in this section, our EMEA sales operations are subject to a number of specific risks, such as:

●	general economic conditions in each country or region in which we do or plan to do business;
●	foreign currency fluctuations and imposition of exchange controls;
●	changes in data privacy laws including European Union’s General Data Protection Regulation (GDPR) and other emerging privacy or AI-related regulations;
●	difficulty and costs in staffing and managing our international operations;
●	difficulties in collecting accounts receivable and longer collection periods;
●	health or similar issues, such as a pandemic or epidemic;
●	various international trade restrictions and tax consequences;
●	hostilities or geopolitical conflicts in various parts of the world, such as the ongoing war between the United States and Iran, the ongoing war between Russia and Ukraine, and continuing geopolitical instability and hostilities in the Middle East; and
●	reduced intellectual property protections in some countries.

We have experienced, and may continue to experience, adverse effects from certain of these risks, including foreign currency fluctuations, increased costs of staffing and managing our international operations, and geopolitical and regulatory developments. Any of the above risks could adversely affect our international operations, reduce our revenue from customers outside of the United States or increase our operating costs, each of which could adversely affect our business, results of operations, financial condition, and growth prospects.

As of June 30, 2026, approximately 44% of our workforce was employed in India. Of our employees in India, 57% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that have affected, and may continue to affect,  our operating performance. In addition, with the significant increase in the number of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we have experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and we have experienced, and may in the future experience, disruptions or impairments to such infrastructure that could adversely affect our financial condition and results. In addition, the maintenance of stable political relations between the U.S., the European Union (EU) and India are also of great importance to our operations. Changes in U.S.-India trade policy have introduced uncertainty into the relationship, including the imposition in 2025 of additional tariffs on certain Indian goods and subsequent modifications to those tariffs in 2026. Future changes in tariffs, trade restrictions or other trade policies could create additional uncertainty or adversely affect the broader business environment in India.

Any of these risks have had, and may in the future have, a significant impact on our product development, customer support, or professional services. To the extent the benefit of maintaining these operations abroad does not exceed the expense of establishing and maintaining such activities, our operating results and financial condition will suffer.

Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities or third-party Platform-as-a-Service (PaaS) providers could impair the use or functionality of our cloud operations and harm our business.

Our customers have in the past experienced some interruptions with our cloud operations. We believe that these interruptions may continue to occur from time to time. These interruptions have resulted, and may in the future result, from hardware and operating system failures, issues with third-party PaaS platforms, or other operational disruptions. Such interruptions have affected, and may in the future affect, the availability or performance of our hosted operations and our ability to provide remote management services. Our business could be materially harmed if we experience frequent or long system interruptions. We have also experienced, and may continue to experience, occasional temporary capacity constraints due to sharply increased traffic or other Internet-wide disruptions, which have caused, and may in the future cause,  unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If these interruptions or disruptions become more frequent or prolonged, our business and reputation could be seriously harmed.

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware network systems, and third-party cloud platforms. We currently serve our customers from third-party data center facilities and third-party PaaS providers operated in the U.S. and other international locations. We have experienced, and may in the future experience, service interruptions or impairments resulting from issues affecting our systems or those of our third-party providers.  Any damage to, or failure of, our systems or those of our third-party providers generally could interrupt service or impair the use or functionality of our cloud operations. In addition, as we continue to increase the number of customers and users on our cloud operations, we will need to increase the capacity of our data center and PaaS infrastructure. If we do not increase our capacity in a timely manner, customers could experience interruptions or delays in access to our cloud operations. Customer data that we store in third-party data centers may also be vulnerable to damage or interruption from floods, fires, earthquake, power loss, telecommunications failures and similar events. Any damage to, or failure of, our systems, or those of our third-party providers, could result in impairment of, or interruptions in, our service. Impairment or interruptions in our service may reduce our revenue, cause us to issue credits, pay penalties, or cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our cloud operations are unreliable.

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

We may be unable to respond to the rapid technological change, including advances in artificial intelligence,  and changing customer preferences in digital customer engagement, marketing, and service and this may cause our business to suffer.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service and/or e-commerce industry or our customers’ or Internet users’ requirements or preferences, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In particular, generative AI, agentic AI and other AI technologies are evolving rapidly and are changing customer expectations regarding the functionality, performance, automation and cost of customer engagement and knowledge management solutions. In addition, the market for online sales, marketing, customer service and expert advice solutions is relatively new. Changes in customer and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies, including AI-enabled technologies, and the emergence of new industry standards and practices such as but not limited to security standards could render our services and our proprietary technology and systems obsolete or less competitive. We have invested, and expect to continue to invest, significant resources in developing and integrating AI capabilities into our products and services. However, the pace and direction of AI development and customer adoption are difficult to predict, and our AI offerings may not develop as anticipated or achieve the level of customer adoption that we expect. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

●	enhance the features and performance of our services, including our AI-enabled capabilities;
●	develop and offer new services that are valuable to companies; and
●	respond to technological advances in AI and other technologies and emerging industry standards and practices in a cost-effective and timely manner.

If any of our new services, including upgrades to our current services, or new or enhanced AI capabilities, do not meet our customers’ expectations, our business may be harmed. Our development and deployment of AI-enabled offerings may also require substantial investments in technology, infrastructure, third-party models and services, personnel, security and compliance. Updating our technology may require significant additional capital expenditures and could materially and adversely affect our business, results of operations, and financial condition.

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

Our platform incorporates certain third-party software obtained under licenses from other companies, and we use third-party software development tools and other third-party technologies, including APIs, libraries, cloud-based services and AI models, as we continue to develop and enhance our platform. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to many of the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace such software. In addition, integration of the software used in our platform with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our platform depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our platform, delay new feature introductions, result in a failure of our functionality, and injure our reputation. Third-party providers may also modify, discontinue or restrict access to their technologies, change their pricing or licensing terms, or impose new technical, contractual or usage limitation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. To the extent we need to license third-party technologies, we may be unable to do so on commercially reasonable terms or at all.

Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, dependency on the continued availability and performance of third-party technologies, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs. In the event that we are not able to maintain our licenses to third-party software, or cannot obtain licenses to new software as needed, or in the event third-party software used in conjunction with our platform contains errors or defects, or become unavailable or materially more costly, our business, operating results, and financial condition may be adversely affected.

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

Our success depends in large part on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including our Chief Executive Officer and co-founder, Ashutosh Roy, could harm our business. Additionally, in the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We have experienced, and expect to continue to experience, significant competition for qualified personnel and increased compensation costs in certain markets.  Such increased cost may not be offset by either improved productivity or higher sales. Our failure to recruit new personnel and to retain and motivate existing personnel could have significant negative effects on us, including impairing our ability to expand our business, and our results of operations could suffer.

We may not be able to realize the benefits of offering the limited, free “Innovation in 30 Days” version of our service.

We offer a limited version of our subscription service to customers or potential customers free of charge (known as “Innovation in 30 Days”) in order to promote usage, brand and product awareness, and adoption, and we invest time and resources for such initial engagements without compensation from the customers. Some customers do not enter into definitive contracts for our paid subscription service despite the time and effort we may have expended on such initiatives. To the extent that these customers do not become paying customers, we will not realize  the intended benefits of this marketing effort, and our ability to grow our business and revenue may be harmed.

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

We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers have caused, and may in the future cause, them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided. In the past, we have experienced collection delays from certain customers, and we may continue to experience similar or more severe delays in the future. Although we have established a provision to cover losses due to delays or inability to pay, there can be no assurance that such reserves will be sufficient to cover our losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

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

●	the potential failure to achieve the expected benefits of the combination or acquisition;
●	difficulties in and the cost of integrating operations, technologies, services and personnel;
●	diversion of financial and managerial resources from existing operations;
●	risks of entering new markets in which we have little or no experience or where competitors may have stronger market positions;
●	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
●	potential loss of key employees;
●	inability to generate sufficient revenue to offset acquisition or investment costs;
●	the inability to maintain relationships with customers and partners of the acquired business;
●	the difficulty of transitioning the acquired technology onto our existing platforms and integrating such technology in a manner consistent with our security, privacy and other operational standards;
●	potential unknown liabilities associated with the acquired businesses;
●	unanticipated expenses related to acquired technology and its integration into existing technology;
●	negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue and unbilled deferred revenue;
●	delays in customer purchases due to uncertainty related to any acquisition;
●	the need to implement controls, procedures and policies at the acquired company;
●	challenges caused by distance, language and cultural differences;
●	in the case of foreign acquisitions, the challenges associated with integrating operations across different cultures and languages and any currency and regulatory risks associated with specific countries; and
●	the tax effects of any such acquisitions.

If we are unable to successfully identify, complete and integrate acquisitions or investments, or if we fail to realize the anticipated benefits of any such transaction, our business, financial condition and results of operations could be adversely affected.

We may be subject to legal liability and/or negative publicity for the services provided to consumers through our technology platforms.

Our technology platforms enable representatives of our customers as well as individual service providers to communicate with consumers and other persons seeking information or advice on the Internet. We may have limited ability to control the information, advice or other content transmitted through our platforms by our customers or their users. Users of our technology platforms may provide negligent, unlawful or otherwise inappropriate information or content through our technology platforms, or  otherwise engage in unlawful conduct, and we may be subject to claims or regulatory scrutiny arising from such activities.

Claims could be made against providers of online services under both U.S. and foreign law based on fraud, defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories relating to content or activities occurring through their services. Laws governing online platforms, intermediary liability, user-generated content and content moderation continue to evolve in the United States and internationally, and changes in these laws or their interpretation could increase our potential liability or compliance obligations. Our defense of any of these actions could be costly and involve significant time and attention of our management and other resources.

Certain U.S. laws provide limitations on liability for qualifying online service providers. For example, Section 512 of the Digital Millennium Copyright Act (DMCA) provides limitations on liability for certain copyright claims if applicable statutory requirements are satisfied. We cannot assure that these protections will apply to us in any particular circumstance or that we will satisfy all requirements necessary to qualify for applicable safe harbors. If these protections are unavailable, narrowed or otherwise limited, we could face increased exposure to claims, litigation, regulatory scrutiny and associated costs.

If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data, our data or IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Security incidents have become more prevalent across industries and the methods and techniques used by threat actors continue to evolve at a rapid pace, including through the use of artificial intelligence and other increasingly sophisticated tools. We have experienced, and may continue to experience, cybersecurity threats and incidents affecting or targeting our systems. We may be unable to identify current attacks, anticipate these attacks or implement adequate security measures. Our service involves the storage and transmission of customers’ proprietary information, and security incidents could expose us to a risk of loss of this information, loss of access, litigation and possible liability. The techniques used to effect unauthorized penetration of computer systems are constantly evolving and have been increasing in sophistication. While we have security measures in place that are designed to protect customer information and prevent data loss and other security breaches, these security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers (which may involve nation states and individuals sponsored by them), employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third-parties have attempted, and may continue to attempt, through phishing, social engineering or otherwise, to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data or our data or IT systems.

Employees or contractors have introduced vulnerabilities in, and enabled the exploitation of, our IT environments in the past and may do so in the future. These cybersecurity attacks threaten to misappropriate our proprietary information, cause interruptions of our IT services and commit fraud. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such incidents could be exacerbated. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely on to address vulnerabilities and security defects. While we endeavor to address all identified vulnerabilities in our products, we must make determinations as to how we prioritize developing and deploying the respective fixes, and we may be unable to do so prior to an attack.

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

We transfer personal data from the European Economic Area (EEA), the United Kingdom, and Switzerland to the U.S. Historically, these transfers relied on the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks and their successors, the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, which were invalidated by the EU Court of Justice. We have self-certified to the EU-U.S. Data Privacy Framework (EU-U.S. DPF), the UK extension to the EU-U.S. DPF (UK DPF Extension), and the Swiss-U.S. DPF, which serve as the current lawful transfer mechanisms for personal data transfers to the U.S. from the EEA, the United Kingdom, and Switzerland, respectively. Like their predecessors, these frameworks remain subject to legal challenge, and the European Commission may suspend, amend, or limit their scope. In addition to our DPF certifications, we rely on standard contractual clauses (SCCs) approved by the European Commission as a supplementary transfer mechanism. These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions. We may, among other things, be required to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, the United Kingdom or other regions which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

We have also experienced, and may continue to experience, increased customer scrutiny and contractual requirements relating to international data transfers and data localization. Certain  European or multi-national customers may be hesitant or unwilling to use services that involve transfers of personal data to the United States or may require data to be stored or processed within particular jurisdictions. Satisfying such requirements may require additional infrastructure, contractual commitments or operational changes and could increase our costs or lengthen sales cycles.

We publicly post our privacy policies and practices concerning our processing, use and disclosure of personal information. If our actual practices are inconsistent, or are alleged to be inconsistent, with these statements or applicable privacy requirements, we could be subject to potential governmental or regulatory action, litigation, contractual claims or reputational harm. Further, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.

Privacy concerns and laws, evolving regulation of cloud computing, AI and other domestic or foreign regulations may limit the use, functionality and adoption of our solutions and adversely affect our business.

We are subject to a growing number of federal, state and foreign laws,  regulations and standards governing data privacy, cybersecurity and the collection, processing, storage,  use and transfer of personal information. These requirements are evolving rapidly and have increased, and may continue to increase, our compliance obligations, operational complexity and costs. Unfavorable laws, regulations, or interpretations could limit demand for our services, increase compliance costs, or restrict our ability to offer our services and solutions in certain locations. Although we have implemented contracts, diligence programs, policies and procedures designed to address compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, partners, suppliers, data providers or agents will not violate such laws and regulations or our contracts, policies and procedures. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence legislators to enact regulations and laws, or regulators to enforce such laws or issue guidance, in each case that may limit our ability to provide certain products and services.

In the U.S., the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA) provides California residents with expanded rights regarding personal information and impose significant compliance obligations. The CCPA, also applies to our collection and use of personal information relating to personnel. This may require separate compliance workflows for personnel data, increasing our administrative burden and compliance costs. In addition, numerous other states have adopted comprehensive privacy laws with varying requirements and enforcement mechanisms, including obligations related to sensitive personal information, data subject rights, and cybersecurity programs. Compliance with these laws increases operational complexity and costs, and failure to comply could result in investigations, fines, litigation, contractual liability, or reputational harm.

Internationally, global “digital” regulations continue to develop and evolve, including the EU’s GDPR, ePrivacy Directive, Network and Information Systems 2 Directive, Digital Operational Resilience Act, Cyber Resilience Act, Data Act, and Digital Services Act. In addition, India’s Digital Personal Data Protection Act, 2023 (DPDP Act), with implementing rules notified in November 2025 and core compliance obligations commencing in May 2027, applies broadly to personal data processed within India and personal data outside the territory of India if such processing is in connection with any activity related to offering of goods or services to data subjects. We will continue to monitor developments related to existing and new “digital” laws which will require us to incur additional costs and expenses in an effort to monitor and comply with such laws. In addition to costs involved in monitoring and analyzing such laws to determine to what extent they apply, and costs involved in any compliance measures, there are also financial risks in the event of enforcement action, with many imposing penalties for noncompliance. Further, to the extent that any new laws may limit our ability to provide our solutions to customers, our business, financial condition, and operating results could be adversely affected.

At the U.S. state level, states have enacted AI-specific regulations that may impose obligations on both developers and deployers of AI systems. Colorado SB 26-189’s (the Colorado Artificial Intelligence Act) and California’s regulations governing Automated Decision-Making Technology (ADMT) under the CCPA may require transparency, impact assessments, and opt-out rights. As a deployer of AI, eGain may be subject to obligations under these or similar frameworks. Compliance with these requirements could increase costs, limit the functionality or availability of our solutions, or otherwise adversely affect our business.

In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on us. Our customers expect us to meet voluntary certification or other standards established by third parties, such as TRUSTe and other privacy, security and compliance frameworks. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.

The costs of compliance with and other burdens imposed by laws, regulations and standards have increased, and may continue to increase, our costs and operational requirements and may limit the use and adoption of our service and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance.

Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our service effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our subscription solution. Moreover, as our customers face increased scrutiny for data privacy breaches, they have sought, and may continue to seek, to allocate additional privacy and cybersecurity risk to us through contractual requirements, indemnities and liability provisions, which may increase our contractual exposure.

Issues in the development and use of AI may result in reputational or competitive harm or liability.

We are integrating AI into several of our offerings and anticipate significant growth in this area. However, like many innovations, AI comes with risks and challenges that could impact its adoption and our business. These may include flawed algorithms or training methods, inadequate or biased datasets and outputs, hallucinations, concept drift, and harmful, misleading, or unlawful content that may be generated by AI systems. AI systems may be deployed without adequate human oversight, particularly in customer service contexts. These risks may be heightened in our regulated industry verticals, including financial services, insurance, healthcare, and telecommunications, where inaccurate or harmful AI outputs or AI-based decisions could cause customer harm, trigger regulatory scrutiny or claims, and result in legal liability, reputational damage, or competitive harm. While eGain does not control or assume responsibility for such AI-generated outputs, their use by customers could nonetheless result in disputes, regulatory scrutiny, legal liability, or reputational harm that may indirectly affect us. In addition, poor development or deployment practices could undermine customer confidence, hinder AI acceptance, cause harm, or result in products not performing as intended.

The regulatory environment for AI is evolving rapidly. Emerging laws and regulations, including the EU AI Act, U.S. federal and state initiatives, and other international measures, may require transparency, documentation, risk assessment, monitoring, and mitigation. In the absence of comprehensive federal AI legislation in the U.S., a growing number of states have enacted AI-specific laws, creating a patchwork of regulatory requirements. These state laws vary in scope, definitions, and compliance requirements, which may increase our operational complexity and costs. Compliance with these evolving laws and regulations could increase our costs, and any failure to comply may harm our reputation, customer trust, operations, and financial condition. Further, a number of countries and states are still considering their legislative approach to AI and the law in this area, creating uncertainty. These challenges, along with other issues related to innovative technologies, could expose us to increased compliance costs, competitive harm, regulatory actions, legal liabilities, and reputational damage. Some AI applications raise ethical concerns or have broad societal impacts. If our AI solutions lead to unintended consequences, misuse, or controversy due to their effects on human rights, privacy, employment, or other social, economic, or political issues, we may face reputational harm, negatively affecting our business and financial performance. We also rely in part on third-party AI technologies, such as those provided by OpenAI and other partners. If these partners experience disruptions, errors, restrictions on training data, regulatory challenges, or cease to provide access on commercially reasonable terms, our ability to offer AI-enabled solutions could be impaired.

The FTC and state attorneys general are increasingly scrutinizing AI systems for potential consumer harm, unfair or deceptive practices, and algorithmic discrimination. Enforcement actions and investigations in this area are growing, and any such action involving us, our customers, or our AI-enabled solutions could increase compliance costs, restrict our operations, or result in penalties, litigation, or reputational harm.

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

We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act 2010, and other applicable laws in the countries in which we conduct activities. These laws are interpreted broadly and generally prohibit companies and their employees, agents and other intermediaries from promising, authorizing, making or offering improper payments or other benefits to government officials and, in some jurisdictions, private parties. As we conduct business internationally and engage with customers, partners, resellers and other third parties in multiple jurisdictions, we face compliance risks under these laws, which may increase as our international business expands. We have implemented policies and procedures designed to promote compliance with applicable anti-corruption and anti-bribery laws, but we cannot assure that our employees, agents, partners or other third parties will always comply with such requirements. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could harm our business, operating results, and financial condition.

Industry-specific regulation is evolving and unfavorable industry-specific laws, regulations or interpretive positions could limit our ability to provide services and harm our business.

Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare, telecommunications and other highly regulated industries. Regulators in certain industries have adopted and continue to adopt and interpret regulations and guidance regarding the use of cloud computing, AI and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions have affected, and may continue to affect customers’ use and adoption of our services and reduce overall demand for our services. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our service where required, our business may be harmed. Our business is also subject to an evolving and increasingly complex regulatory environment relating to AI, cybersecurity, outsourcing and data governance, including the EU Artificial Intelligence Act, Network and Information Systems 2 Directive, and Digital Operational Resilience Act in the EU, as well as U.S. and international regulatory requirements and frameworks applicable to AI and cloud services. These developments have resulted, and may continue to result, in increased customer diligence, contractual requirements and requests for additional controls, transparency, documentation and monitoring. We may be faced with questions and additional requirements from customers, and compliance may require us to implement additional controls, transparency measures, or monitoring obligations. In addition, an inability to satisfy certain certification, authorization or compliance frameworks that our customers may require or expect, such as an attestation of compliance with the PCI Data Security Standards, requirements applicable under HIPAA, FEDRAMP requirements or similar frameworks, may adversely affect our ability to provide services to certain customers. Requirements under these frameworks continue to evolve, and maintaining compliance or applicable certifications or authorizations may require significant resources. If we are unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to our customers, it could adversely affect our ability to provide our services to certain customers and harm our business.

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

Pandemics, such as the COVID-19 pandemic, and other public health emergencies, have caused, and may in the future cause, disruptions to businesses, financial markets and economic activity globally and in the United States. Such events have affected, and may in the future affect, our business and the businesses of our customers, partners and vendors, including through reduced or delayed technology spending, slower purchasing decisions, lengthened sales cycles, pressure on pricing and payment terms, disruptions to workforce availability and operations, increased cybersecurity risks, and volatility in foreign currency exchange rates and financial markets. The scope and duration of future pandemics or public health emergencies, and the governmental, business and societal responses to them, are inherently uncertain. Any significant outbreak or related disruption could adversely affect our operations, customer demand, revenue, operating results, cash flows and financial condition.

Changes to current accounting policies could have a significant effect on our reported financial results or the way in which we conduct our business.

Generally accepted accounting principles (GAAP) and the related accounting pronouncements, implementation guidelines and interpretations for some of our significant accounting policies are highly complex and require subjective judgments and assumptions. We have been, and may continue to be, required to modify our accounting policies, judgments, estimates or disclosures as a result of changes in GAAP, new accounting pronouncements or evolving interpretations and implementation guidance. Some of our more significant accounting policies that require significant judgment or could be affected by such changes include:

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

The U.S. government has implemented, and continues to consider and modify, significant changes to its trade policies, including tariffs, trade restrictions and potential changes to existing trade arrangements, resulting in a dynamic and uncertain trade environment. Such measures can be adopted with little or no notice, and retaliatory actions by other countries have occurred and may continue to occur, further increasing costs and disrupting global supply chains. Higher tariffs or trade restrictions have increased, and may continue to increase, the cost of products sold by our customers, vendors, partners, and suppliers, reducing demand, compressing margins, and impairing their financial performance and ability to meet obligations. This, in turn, could adversely impact our financial condition and results of operations. Tariffs or other trade restrictions have also contributed to, and may continue to contribute to continuing uncertainty and volatility in U.S. and global financial markets and economic conditions. Disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Geopolitical instability, including the military conflict involving Iran and broader escalation in the Middle East, could adversely affect our business, financial condition, and results of operations.

The ongoing conflict involving the United States and Iran has disrupted, and may continue to disrupt, global markets, energy supplies and transportation routes, increase energy and operating costs, heighten cybersecurity risks and contribute to volatility in customer spending and enterprise technology budgets. Broader sanctions, trade restrictions, supply chain disruptions, or instability affecting customers, partners, vendors, and cloud infrastructure providers have created, and may continue to create, economic and operational uncertainty and could delay purchasing decisions, reduce demand for our solutions, impair collections, and disrupt business operations. Any prolonged geopolitical instability or related economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

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

We have incurred, and may in the future incur, significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

Our failure or inability to develop non-infringing technology or license proprietary rights on a timely basis would harm our business.

We have been, and may in the future be, subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the patents and other intellectual property rights of third parties. Our products may inadvertently infringe on issued patents or other intellectual property rights held by third parties, including rights arising from patent applications that were not publicly available when relevant products or technologies were developed. Intellectual property litigation is expensive, time consuming, and could divert management’s attention away from running our business. Litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement.

General Risk Factors

Our stock price has demonstrated volatility and continued market conditions may cause declines or fluctuations.

The price at which our common stock trades has been, and will likely continue to be, highly volatile and subject to wide fluctuations due to factors such as the following:

●	concerns related to liquidity of our stock;

●	actual or anticipated fluctuations in our operating results, our ability to meet announced or anticipated revenue and/or profitability goals and changes in or failure to meet securities analysts’ expectations;
●	announcements of technological innovations and/or the introduction of new services by us or our competitors;
●	developments with respect to intellectual property rights and litigation, regulatory scrutiny and new legislation;
●	market developments and changing investor expectations relating to customer engagement platforms, AI solutions and the broader technology industries; and
●	general market and economic conditions.

Furthermore, the stock market has experienced significant price and volume fluctuations that have affected, and may continue to affect, the market prices for the common stock of technology companies, regardless of the specific operating performance of the affected company. These broad market fluctuations may cause the market price of our common stock to decline.

Our insiders who are significant stockholders have the ability to exercise significant control over matters requiring stockholder approval, including the election of our board of directors, and may have interests that conflict with those of other stockholders.

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 37% of our outstanding capital stock as of June 30, 2026, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 34% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets.

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

Our CISO, who reports to the Chief Financial Officer, leads the company’s technology and digital capabilities, including the overall cybersecurity strategy. Our CISO has over 25 years’ experience working in the commercial sector within the IT and security environments, across a variety of business verticals. Prior to this, our CISO was in the Armed Forces working in an IT, telecommunications and security capacity. A member of (ISC)2 and CISSP certified, the CISO understands the security and protection requirements needed for areas such as data protection, PCI/DSS, HIPAA, FedRAMP.

The Audit Committee of our board of directors is charged with oversight of data privacy and cybersecurity risks. Our CISO provides annual updates on cybersecurity risks and related mitigating actions to the Audit Committee, meets with the full board of directors at least annually and informs the Audit Committee promptly if a cybersecurity incident is deemed material. They report to the Audit Committee and the board of directors on compliance and regulatory issues, provide updates concerning continuously-evolving threats and mitigating actions, and present a NIST Cybersecurity Framework Scorecard. Additionally, the CISO discusses and presents strategies to address technological changes, such as AI. In overseeing cybersecurity risks, the Audit Committee focuses on aggregated, thematic issues with a risk-based approach.

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

We lease all facilities used in our business as of June 30, 2026. Our corporate headquarters is located in Sunnyvale, California, and we also have corporate offices in Newbury, England, and Pune, India. We believe that our offices are adequate to meet our current and near future operating needs.

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

Market Information

Our common stock is traded on The Nasdaq Stock Market LLC under the symbol “EGAN”.

Holders

As of September 3, 2026, there were approximately 112 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future.

Share Repurchases

In May 2024 and again in September 2025, the board of directors approved a $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $20 million to $60 million of its outstanding common stock. As of June 30, 2026, approximately $9.7 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended June 30, 2026, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
April 1, 2026 to April 30, 2026	—	$—	—	$19,748
May 1, 2026 to May 31, 2026	612	$7.16	612	$15,368
June 1, 2026 to June 30, 2026	764	$7.45	764	$9,678
Total	1,376		1,376

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended (Securities Act).

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index for each of the last five fiscal years ended June 30, 2026, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Composite Total Return Index assume no dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	6/30/2021	6/30/2022	6/30/2023	6/30/2024	6/30/2025	6/30/2026
eGain Corporation	$ 100.00	$ 84.93	$ 65.24	$ 54.97	$ 54.44	$ 54.88
Nasdaq Composite Total Return Index	$ 100.00	$ 76.57	$ 96.59	$ 125.19	$ 144.81	$ 187.50
S&P Software & Services Select Industry Index	$ 100.00	$ 65.00	$ 78.27	$ 88.89	$ 111.87	$ 101.41

Equity Compensation Plan Information

See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plan.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

eGain powers AI-driven knowledge management for the enterprise. We sell our SaaS platform to enterprises that want to deliver trusted, consumable answers to customers, employees, and AI agents — aiming to reduce cost and improve outcomes across knowledge-intensive workflow.. We are headquartered in Sunnyvale, California, USA. We also operate in the United Kingdom and India.

In July 2026, Gartner named eGain a Leader in the first-ever Magic Quadrant for Customer Service Knowledge Management Systems, positioned highest for Ability to Execute and furthest for Completeness of Vision. Our solutions are used by large enterprises and government organizations across North America and Europe.

Key Financial Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

Revenue

We believe total revenue is a useful measure to value our business. SaaS revenue is defined as revenue from cloud delivery arrangements, term licenses, embedded original equipment manufacturer (OEM) royalties and associated support. Professional services revenue includes system implementation, consulting, training, and managed services.

The following table presents total revenue for each of the following periods:

	Fiscal Year Ended June 30
	2026	2025	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$85,286	$81,921	$3,365	4%
Professional services	5,850	6,510	(660)	(10)%
Total revenue	$91,136	$88,431	$2,705

Non-GAAP Operating Income

Non-GAAP operating income is defined as income from operations, adjusted for the impact of warrants and stock-based compensation expense.

Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (ii) such expenses can vary significantly between periods as a result of the timing of new stock-based awards. The presentation of this non-GAAP financial measures is not intended to be considered in isolation, or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

The following table presents a reconciliation of GAAP income from operations to non-GAAP income from operations for each of the following periods:

	Fiscal Year Ended June 30
	2026	2025
Income from operations	$7,965	$4,433
Add:
Issuance of common stock warrant for services	1,350	—
Stock-based compensation	2,802	2,449
Non-GAAP income from operations	$12,117	$6,882

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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that have not yet been recognized, and include billed deferred revenue, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenue, as well as unbilled amounts that will be invoiced and recognized as revenue in future periods.  The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of June 30, 2026, our remaining performance obligations were $87.0 million, of which we expect to recognize $62.1 million and $24.9 million as revenue within one year and beyond one year, respectively.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no impairment for fiscal years ended June 30, 2026 and 2025.

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

Tax Legislation

On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted and is effective for taxable years beginning after December 31, 2022. The IRA includes several clean energy incentives and significant tax provisions, including a 15% corporate alternative minimum tax based on adjusted financial statement income and a 1% excise tax on certain stock repurchases. Based on the Company's current analysis, the IRA's corporate alternative minimum tax is not expected to have a material impact on the Company's consolidated financial statements. However, the Company remains subject to the 1% excise tax on applicable share repurchases and records any related expense as incurred. The Company will continue to monitor future guidance and evaluate the impact of any changes in facts, circumstances, or interpretations of the law. In 2024, California enacted legislation, with the first being S.B.167, which suspends the use of NOLs by businesses and individuals for tax years 2024 through 2026, limits the use of tax credits by businesses and individuals to $5 million for tax years 2024 through 2026, and clarifies that income not included in apportionable business income is excluded from the sales factor of the apportionment formula. The second, S.B.175, provides some relief from the $5 million credit limitation in S.B. 167 by allowing taxpayers subject to the limit to elect to later receive a refund of credits they would have otherwise used to reduce tax liabilities during the limitation period.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. OBBBA includes significant tax provisions, including the permanent extension of certain provisions of the Tax Cuts and Jobs Act, modifications to the international tax regime, and the restoration of favorable tax treatment for certain business expenditures. The legislation contains multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. The Company has evaluated the provisions currently in effect and continues to assess the impact of future effective provisions on its consolidated financial statements. The Company will recognize the effects of OBBBA in the periods in which the relevant provisions become effective or additional guidance is issued, as applicable.

Fiscal Year 2026 Compared with Fiscal Year 2025

Our effective tax rate for both fiscal years 2026 and 2025 was a tax provision of $1.9 million and a tax benefit of $26.6 million, respectively. The change in our effective tax rate for fiscal year 2026 as compared to fiscal year 2025 was primarily due to the change in valuation allowance, federal statutory income tax rate, the research and development tax credits, and current state taxes, net of federal benefit.

The income before income tax (provision) benefit between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution and customer demand related to our products and services. In fiscal year 2026, our U.S. and foreign income before our income tax (provision) benefit was $7.6 million and $3.2 million, respectively. In fiscal year 2025, our U.S. and foreign income before our income tax was $3.6 million and $2.0 million, respectively.

Deferred Tax Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. In the fiscal year ended June 30, 2025, we concluded that the valuation allowance related to the U.S. federal and state (excluding certain California tax attributes) deferred tax assets was no longer required due to the assessment of our recent income/loss and forecast future taxable income. As of June 30, 2026, we had a valuation allowance of approximately $6.2 million attributable to California net operating losses and research and development credit carryforwards.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States, on the basis of estimates, that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestments of those subsidiary earnings. We have not provided for taxes of approximately $30.3 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	2026	2025
Revenue:
SaaS	94%	93%
Professional services	6	7
Total revenue	100	100
Cost of revenue:
Cost of SaaS	19	20
Cost of professional services	7	10
Total cost of revenue	27	30
Gross profit	73	70
Operating Expenses:
Research and development	32	33
Sales and marketing	21	22
General and administrative	11	10
Total operating expenses	64	65
Income from operations	9%	5%

Revenue

We classify our revenue into two categories; SaaS and professional services revenue.

The following table presents our SaaS and professional services revenue during the fiscal years indicated:

	Fiscal Year Ended June 30,
	2026	2025	Change

Revenue	(in thousands, except percentages)
SaaS	$85,286	$81,921	$3,365	4%
Professional services	5,850	6,510	(660)	(10)%
Total revenue	$91,136	$88,431	$2,705

Total Revenue

Total revenue increased $2.7 million during the fiscal year ended June 30, 2026, from the same period in fiscal year 2025, largely due to increased SaaS revenue of $3.4 million and offset with a decrease in professional services revenue of $660,000 in fiscal year 2026.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in an increase of $741,000 and $546,000 in total revenue during the fiscal years ended June 30, 2026 and 2025, respectively.

SaaS Revenue

	Fiscal Year Ended June 30,
	2026	2025	Change

Revenue	(in thousands, except percentages)
SaaS revenue	$85,286	$81,921	$3,365	4%
Percentage of total revenue	94%	93%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS increased by $3.4 million during the fiscal year ended June 30, 2026, from the same period in fiscal year 2025.

SaaS revenue was $85.3 million and $81.9 million during the fiscal years ended June 30, 2026 and 2025, respectively, which represented an increase of 4% or $3.4 million. SaaS revenue represents 94% and 93% of total revenue for the fiscal years ended June 30, 2026 and 2025, respectively.

Excluding an increase of $702,000 due to foreign exchange rate fluctuation, SaaS revenue increased by $2.7 million during the fiscal year ended June 30, 2026, from the same period in fiscal year 2025.

Professional Services Revenue

	Fiscal Year Ended June 30,
	2026	2025	Change

Revenue	(in thousands, except percentages)
Professional services revenue	$5,850	$6,510	$(660)	(10)%
Percentage of total revenue	6%	7%

Professional services revenue includes consulting, implementation, training, and managed services. Revenues from professional services decreased by $660,000 during the fiscal year ended June 30, 2026, from the same period in fiscal year 2025.

Professional services revenue was $5.9 million and $6.5 million during the fiscal years ended June 30, 2026 and 2025, respectively, which represented a decrease of 10% or $660,000. Professional services revenue represents 6% and 7% of total revenue for the fiscal years ended June 30, 2026 and 2025, respectively.

Excluding an increase of $40,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $700,000 during the fiscal year ended June 30, 2026, from the same period in fiscal year 2025. We expect professional services revenue to vary depending on the volume of projects and timing of recognition.

Revenue by Customers-Level

	Fiscal Year Ended June 30,
	2026	2025	Change

	(in thousands)
Revenue:
AI customers	$55,129	$45,920	$9,209	20%
Cisco original equipment manufacturer (OEM)	10,930	10,583	347	3%
Other	25,077	31,928	(6,851)	(21)%
Total revenue	$91,136	$88,431	$2,705

Revenue from AI customers increased by $9.2 million, or 20%, to $55.1 million in fiscal year 2026 from $45.9 million in fiscal year 2025. We expect our AI customer revenue to grow as we expand our customer base, reflecting the continued adoption of our AI offerings. Revenue from Cisco original equipment manufacturer (OEM) increased by $347,000, or 3%, while revenue from Other decreased by $6.9 million, or 21%. The decrease from Other was related to the expected decline from customers that do not actively utilize our AI offerings.

Revenue by Geography

	Fiscal Year Ended June 30,
	2026	2025	Change

Revenue	(in thousands, except percentages)
North America	$72,329	$68,778	$3,551	5%
Europe, Middle East, & Africa	18,807	19,653	(846)	(4)%
Total revenue	$91,136	$88,431	$2,705

Revenue from North America sales increased by 5% from $68.8 million during the fiscal year ended June 30, 2025 to $72.3 million during the fiscal year ended June 30, 2026 due to an increase of $4.8 million in SaaS revenue; partially offset by a decrease of $1.2 million in professional service revenue.

Revenue from EMEA sales decreased by 4% from $19.7 million during the fiscal year ended June 30, 2025 to $18.8 million during the fiscal year ended June 30, 2026 due to a decrease of $1.4 million in SaaS revenue; partially offset by an increase of $553,000 in professional services revenue.

Cost of Revenue

	Fiscal Year Ended June 30,
	2026	2025	Change

Cost of revenue	(in thousands, except percentages)
SaaS	$17,732	$17,975	$(243)	(1)%
Professional services	6,554	8,448	(1,894)	(22)%
Total cost of revenue	$24,286	$26,423	$(2,137)
Percentage of total revenue	27%	30%
Gross margin	73%	70%

SaaS

Cost of SaaS revenue consists primarily of expenses related to our cloud services and support provided to customers.  These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of SaaS revenue decreased by $243,000 or 1% during the fiscal year ended June 30, 2026 from the same period in fiscal year 2025. This was primarily due to decreases of (i) $1.3 million in cloud computing costs and (ii) $105,000 in outside consulting costs; partially offset by an increase of $1.3 million in personnel-related costs during the fiscal year ended June 30, 2026, from the same period in fiscal year 2025.

Excluding a decrease of $54,000 due to foreign exchange rate fluctuation, cost of SaaS revenue decreased by $189,000 for the fiscal year ended June 30, 2026, from the same period in fiscal year 2025.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased by $1.9 million or 22% during the fiscal year ended June 30, 2026 from the same period in fiscal year 2025. This was due to a decrease of $2.2 million in personnel-related costs; partially offset by an increase of $322,000 in outside consulting costs from the same period in fiscal year 2025.

Excluding an increase of $27,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $1.9 million for the fiscal year ended June 30, 2026, from the same period in fiscal year 2025.

Operating Expenses

Research and Development

	Fiscal Year Ended June 30,
	2026	2025	Change

	(in thousands, except percentages)
Research and development	$29,449	$29,604	$(155)	(1)%
Percentage of total revenue	32%	33%

Research and development expense primarily consists of personnel-related expenses directly associated with our engineering, product management and development, and quality assurance staff. Included in these costs are salaries, benefits, bonuses, stock-based compensation, and allocated overhead. Research and development expense also includes outside consulting services contracted for research and development.

Research and development expense decreased by $155,000 or 1% during the fiscal year ended June 30, 2026, from the same period in fiscal year 2025. This was primarily due to a decrease of $270,000 in personnel-related costs; partially offset by an increase of $200,000 in outside consulting costs.

Excluding a decrease of $85,000 due to foreign exchange rate fluctuation, research and development expense decreased by $70,000 for the fiscal year ended June 30, 2026, from the same period in fiscal year 2025.

Sales and Marketing

	Fiscal Year Ended June 30,
	2026	2025	Change

	(in thousands, except percentages)
Sales and marketing	$19,476	$19,356	$120	1%
Percentage of total revenue	21%	22%

Sales and marketing expense primarily consists of personnel-related expenses directly associated with our sales, marketing, and business development staff. Included in these costs are salaries, benefits, bonuses, stock-based compensation, and allocated overhead. Sales and marketing expenses also include amortization of commissions paid to our sales staff, lead generation activities, advertising, trade show and other promotional costs and, to a lesser extent, occupancy costs and related overhead.

Sales and marketing expenses increased by $120,000 or 1% during the fiscal year ended June 30, 2026 from the same period in fiscal year 2025. This was primarily due to increases of (i) $162,000 in personnel-related costs and (ii) $57,000 in lead generation costs; partially offset by a decrease of $257,000 in outside consulting costs.

Excluding an increase of $158,000 due to foreign exchange rate fluctuation, sales and marketing expense decreased by $38,000 for the fiscal year ended June 30, 2026, from the same period in fiscal year 2025.

General and Administrative

	Fiscal Year Ended June 30,
	2026	2025	Change

	(in thousands, except percentages)
General and administrative	$9,960	$8,615	$1,345	16%
Percentage of total revenue	11%	10%

General and administrative expense primarily consists of personnel-related expenses directly associated with our finance, human resources, administrative and legal personnel. Included in these costs are salaries, benefits, bonuses, stock-based compensation, and allocated overhead. General and administrative expenses also include fees for professional services, warrants, provision for credit losses and, to a lesser extent, occupancy costs and related overhead.

General and administrative expenses increased by $1.3 million or 16% during the fiscal year ended June 30, 2026, from the same period in fiscal year 2025. This was primarily due to increases of (i) $1.4 million in warrant expense and (ii) $688,000 in legal expenses; partially offset by decreases of (i) $441,000 in outside consulting costs and (ii) $162,000 in accounting, audit, and administrative costs.

Excluding an increase of $22,000 due to foreign exchange rate fluctuation, general and administrative expense increased by $1.3 million for the fiscal year ended June 30, 2026, from the same period in fiscal year 2025.

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

The effect of recording stock-based compensation for fiscal year 2026 and 2025 is as follows:

	Fiscal Year Ended June 30,
	2026	2025

Stock-based compensation by type of award	(in thousands)
Stock options	$1,207	$1,113
Restricted stock units	1,288	1,033
Employee stock purchase plan	307	303
Total stock-based compensation	$2,802	$2,449

Determining the fair value of the equity-based payment awards at the grant date required significant judgment and the use of estimates, particularly surrounding the Black-Scholes valuation assumptions such as stock price volatility and expected option term.

Below is a summary of stock-based compensation included in the cost and expenses:

	Fiscal Year Ended June 30,
	2026	2025	Change

	(in thousands, except percentages)
Cost of revenue	$528	$865	$(337)	(39)%
Research and development	1,333	640	693	108%
Sales and marketing	560	352	208	59%
General and administrative	381	592	(211)	(36)%
Total stock-based compensation	$2,802	$2,449	$353	14%

Stock-based compensation expense includes the amortization of the fair value primarily of stock options awarded to employees, members of our board of directors and consultants. The fair value of stock options granted is recognized as an expense over their respective vesting schedule. The increase in our stock-based compensation expense in fiscal year 2026 compared to fiscal year 2025 was primarily due to increases in stock option vesting over their respective periods, company-wide headcount, and equity grant activity.

Income from Operations

	Fiscal Year Ended June 30,
	2026	2025	Change

	(in thousands, except percentages)
Income from operations	$7,965	$4,433	$3,532	80%
Operating margin	9%	5%

Income from operations was $8.0 million and $4.4 million with an operating margin of 9% and 5% in fiscal year 2026 and 2025, respectively. This is primarily due to an increase in gross margin.

Interest Income, Net

Interest income, net primarily consists of interest earned on money market accounts. Interest income, was income of $2.3 million and $2.5 million for the fiscal years ended June 30, 2026 and 2025, respectively.

Other Income (Expense), Net

Other income (expense), net primarily included foreign exchange rate fluctuations on international trade receivables. Other income (expense), net was income of $581,000 and expense of $1.3 million for the fiscal years ended June 30, 2026 and 2025, respectively.

Income Tax (Provision) Benefit

Income tax (provision) benefit consists of federal, state and foreign income as of June 30, 2026. We consider all available evidence, both positive and negative, including but not limited to earnings history, expiring attributes, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets. We recorded an income tax provision of $1.9 million and benefit of $26.6 million in the fiscal years ended June 30, 2026 and 2025, respectively.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Annual Report.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity were cash and cash equivalents, restricted cash, and accounts receivable. Our liquidity sources were $97.7 million compared to $95.7 million as of June 30, 2026 and 2025, respectively. Our cash, cash equivalents, and restricted cash were $73.3 million and $62.9 million as of June 30, 2026 and 2025, respectively.

Our working capital was $42.9 million and $38.4 million as of June 30, 2026 and 2025, respectively. Our deferred revenue was $48.5 million and $50.5 million as of June 30, 2026 and 2025, respectively.

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

Cash Flows

For the fiscal years ended June 30, 2026 and 2025, our cash flows were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Net cash provided by operating activities	$21,150	$5,263
Net cash used in investing activities	(617)	(565)
Net cash used in financing activities	(8,204)	(14,393)

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards and warrants, the timing of employee related costs including costs capitalized to obtain revenue contracts, amortization of right-of-use assets, and changes in operating assets and liabilities during the year.

Cash provided by operating activities increased by $15.9 million during the fiscal year ended June 30, 2026, driven primarily by the timing of accounts receivable collections and payments for accrued liabilities.

Net cash used in investing activities increased by $52,000 during the fiscal year ended June 30, 2026, driven primarily by increased activities related to the purchase of equipment for employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash used in financing activities decreased by $6.2 million during the fiscal year ended June 30, 2026, driven primarily by funds used for repurchases of our common stock and offset by proceeds of employee stock option exercises and employee stock purchase plan purchases. Funds used for repurchases of our common stock were $11.5 million and $15.8 million during fiscal year ended June 30, 2026 and 2025, respectively.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases.

The following table summarizes our contractual obligations as of June 30, 2026 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

	Total	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$3,484	$2,174	$582	$728
Total	$3,484	$2,174	$582	$728

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no significant off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency consist primarily of cash and cash equivalents, accounts receivable, net, and operating lease ROU asset. As of June 30, 2026 and 2025, identifiable assets denominated in foreign currency totaled approximately $38.8 million and $25.9 million, respectively. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $3.9 million between June 30, 2026 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between June 30, 2026 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eGain Corporation

Consolidated Financial Statements

As of June 30, 2026 and 2025 and for the years ended June 30, 2026 and 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

eGain Corporation

Sunnyvale, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of eGain Corporation and subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2026 and the related notes and financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026 and 2025, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

September 10, 2026

EGAIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$73,336	$62,909
Restricted cash	8	8
Accounts receivable, less provision for credit losses of $28 and $7 as of June 30, 2026 and 2025, respectively	24,391	32,775
Costs capitalized to obtain revenue contracts, net	776	1,148
Prepaid expenses	2,811	2,841
Other current assets	669	886
Total current assets	101,991	100,567
Property and equipment, net	872	670
Operating lease right-of-use assets	2,516	3,530
Costs capitalized to obtain revenue contracts, net of current portion	1,200	1,460
Goodwill	13,186	13,186
Other assets, net	28,230	28,592
Total assets	$147,995	$148,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,486	$2,596
Accrued compensation	4,610	6,749
Accrued liabilities	4,267	2,821
Operating lease liabilities	1,246	1,220
Deferred revenue	46,478	48,765
Total current liabilities	59,087	62,151
Deferred revenue, net of current portion	2,062	1,766
Operating lease liabilities, net of current portion	1,532	2,449
Other long-term liabilities	1,101	908
Total liabilities	63,782	67,274
Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Common stock, $0.001 par value per share – authorized: 60,000 shares; issued: 33,932 and 33,237 shares; outstanding: 26,171 and 27,083 shares as of June 30, 2026 and 2025, respectively.	34	33
Additional paid-in capital	418,710	411,253
Treasury stock, at cost: 7,761 and 6,154 common shares as of June 30, 2026 and 2025, respectively.	(50,322)	(38,812)
Accumulated other comprehensive loss	(1,678)	(336)
Accumulated deficit	(282,531)	(291,407)
Total stockholders’ equity	84,213	80,731
Total liabilities and stockholders’ equity	$147,995	$148,005

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2026	2025
Revenue:
SaaS	$85,286	$81,921
Professional services	5,850	6,510
Total revenue	91,136	88,431
Cost of revenue:
Cost of SaaS	17,732	17,975
Cost of professional services	6,554	8,448
Total cost of revenue	24,286	26,423
Gross profit	66,850	62,008
Operating expenses:
Research and development	29,449	29,604
Sales and marketing	19,476	19,356
General and administrative	9,960	8,615
Total operating expenses	58,885	57,575
Income from operations	7,965	4,433
Interest income, net	2,250	2,469
Other income (expense), net	581	(1,265)
Income before income tax (provision) benefit	10,796	5,637
Income tax (provision) benefit	(1,920)	26,617
Net income	$8,876	$32,254
Per share information:
Earnings per share:
Basic	$0.33	$1.15
Diluted	$0.32	$1.13
Weighted-average shares used in computation:
Basic	27,158	28,161
Diluted	27,861	28,650
Summary of stock-based compensation included in the costs and expenses above:
Cost of revenue	$528	$865
Research and development	1,333	640
Sales and marketing	560	352
General and administrative	381	592
Total stock-based compensation	$2,802	$2,449

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended June 30,
	2026	2025
Net income	$8,876	$32,254
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(1,342)	1,904
Total comprehensive income	$7,534	$34,158

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Notes	Accumulated
			Additional			Receivable	Other		Total
	Common Stock		Paid-in	Treasury Stock		From	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Deficit	Equity
BALANCES AS OF JULY 1, 2024	29,160	33	407,416	3,538	(23,031)	(21)	(2,240)	(323,661)	$58,496
Write-off on stockholders’ notes	—	—	—	—	—	21	—	—	21
Issuance of common stock upon vesting of restricted stock units	169	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	191	—	575	—	—	—	—	—	575
Issuance of common stock in connection with employee stock purchase plan	179	—	813	—	—	—	—	—	813
Repurchase of common stock	(2,616)	—	—	2,616	(15,781)				(15,781)
Stock-based compensation	—	—	2,449	—	—	—	—	—	2,449
Foreign currency translation adjustments	—	—	—	—	—	—	1,904	—	1,904
Net income	—	—	—	—	—	—	—	32,254	32,254
BALANCES AS OF JUNE 30, 2025	27,083	33	411,253	6,154	(38,812)	—	(336)	(291,407)	80,731
Issuance of common stock upon vesting of restricted stock units	162	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	389	1	2,520	—	—	—	—	—	2,521
Issuance of common stock in connection with employee stock purchase plan	144	—	785	—	—	—	—	—	785
Issuance of common stock warrant for services	—	—	1,350	—	—	—	—	—	1,350
Repurchase of common stock	(1,607)	—	—	1,607	(11,510)	—	—	—	(11,510)
Stock-based compensation	—	—	2,802	—	—	—	—	—	2,802
Foreign currency translation adjustments	—	—	—	—	—	—	(1,342)	—	(1,342)
Net Income	—	—	—	—	—	—	—	8,876	8,876
BALANCES AS OF JUNE 30, 2026	26,171	$34	$418,710	7,761	$(50,322)	$—	$(1,678)	$(282,531)	$84,213

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$8,876	$32,254
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	1,175	1,415
Amortization of right-of-use assets	1,179	1,064
Depreciation and amortization	388	340
Provision for credit losses	48	63
Deferred income taxes	330	(27,253)
Stock-based compensation	2,802	2,449
Issuance of common stock warrant for services	1,350	—
Gain on disposal of property and equipment	—	(5)
Write-off on stockholder's notes	—	21
Changes in operating assets and liabilities:
Accounts receivable	8,026	(437)
Costs capitalized to obtain revenue contracts	(577)	(865)
Prepaid expenses	527	96
Other current assets	237	307
Other non-current assets	(61)	166
Accounts payable	(624)	(144)
Accrued compensation	(2,080)	(982)
Accrued liabilities	1,938	(2,678)
Deferred revenue	(1,584)	329
Operating lease liabilities	(1,058)	(892)
Other long-term liabilities	258	15
Net cash provided by operating activities	21,150	5,263
Cash flows from investing activities:
Purchases of property and equipment	(617)	(565)
Net cash used in investing activities	(617)	(565)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,521	575
Proceeds from employee stock purchase plan	785	813
Repurchases of common stock	(11,510)	(15,781)
Net cash used in financing activities	(8,204)	(14,393)
Effect of exchange rate differences on cash and cash equivalents	(1,902)	2,601
Net increase (decrease) in cash, cash equivalents and restricted cash	10,427	(7,094)
Cash, cash equivalents and restricted cash at beginning of year	62,917	70,011
Cash, cash equivalents and restricted cash at end of year	$73,344	$62,917

Supplemental cash flow disclosures:
Cash paid for taxes	$767	$1,026
ROU assets and lease liabilities recognized from lease modification	$291	$677
Non-cash items:
Purchases of equipment through trade accounts payable	$—	$27

The accompanying notes are an integral part of these consolidated financial statements.

EGAIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain powers AI-driven knowledge management for the enterprise. We sell our SaaS platform to enterprises that want to deliver trusted, consumable answers to customers, employees, and AI agents — aiming to reduce cost and improve outcomes across knowledge-intensive workflow. Our platform centralizes enterprise knowledge and puts it to work across customer service, employee support, and AI-powered automation. We are headquartered in Sunnyvale, California, USA. We also operate in the United Kingdom and India.

In July 2026, Gartner named eGain a Leader in the first-ever Magic Quadrant for Customer Service Knowledge Management Systems, positioned highest for Ability to Execute and furthest for Completeness of Vision. Our solutions are used by large enterprises and government organizations across North America and Europe.

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

Foreign Currency

The functional currency of each of our international subsidiaries is the local currency of the country in which it operates. Assets and liabilities of our foreign subsidiaries are translated at month-end exchange rates, and revenue and expenses are translated at the average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in “other income (expense), net” in the consolidated statements of operations, and resulted in a gain of $529,000 and a loss of $1.3 million in fiscal years ended June 30, 2026 and 2025, respectively.

Cash and Cash Equivalents, Restricted Cash and Investments

We consider all highly liquid investments with an original purchase to maturity date of three months or less to be cash equivalents. Time deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. As of June 30, 2026 and 2025, we did not have any short-term or long-term investments.

Cash earmarked for a specific purpose and therefore not available for immediate and general use by the Company is considered restricted cash. Expected usage of restricted cash within one year is classified as a current asset; expected usage more than a year is considered a non-current asset. As of June 30, 2026 and 2025, our restricted cash was nominal and expected to be used within one year.

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

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are deposited with high credit quality institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheets. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. In addition, we have investment policies and procedures that are reviewed periodically to minimize credit risk. Our cash, cash equivalents and restricted cash were $73.3 million and $62.9 million as of June 30, 2026 and 2025, respectively, and exceeded the FDIC (Federal Deposit Insurance Corporation) limits. As of June 30, 2026 and 2025, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $45.2 million and $43.0 million, respectively.

Our customer base extends across many different industries and geographic regions. Revenue is allocated to individual countries and geographic region by customer, based on where the product is shipped to and location of services performed. One customer accounted for 15% and 16% of total revenue for the years ended June 30, 2026 and 2025, respectively.

We perform ongoing credit evaluations of our customers with outstanding receivables and generally do not require collateral. In addition, we established a provision for credit losses based upon factors surrounding the credit risk of customers, historical trends and other information. Two customers accounted for 10% to 26% of our accounts receivable balance, less provision for credit losses, as of June 30, 2026. Three customers accounted for 10% to 22% of our accounts receivable balance, less provision for credit losses, as of June 30, 2025.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables (contract assets) are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.2 million and $1.4 million as of June 30, 2026 and 2025, respectively, and are included in the accounts receivable, less provision for credit losses balance on the accompanying consolidated balance sheets.

Our accounts receivable, net balance was $24.4 million and $32.8 million as of June 30, 2026 and 2025, respectively.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment for fiscal years ended June 30, 2026 and 2025.

Impairment of Long-Lived Assets

We review long-lived assets for impairment, including property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During fiscal years ended June 30, 2026 and 2025, we did not have any such impairment losses.

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

Our combined contract liabilities, which consist of both current and non-current deferred revenue for which we have an obligation to transfer services to customers and have received considerations in advance or the amount is due from customers, balance was $48.5 million and $50.5 million as of June 30, 2026 and 2025, respectively.

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

The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfers of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company assessed each of its revenue contracts in order to determine whether a significant financing component exists, and determined its contracts did not include a significant financing component for the years ended June 30, 2026 and 2025.

During the fiscal years ended June 30, 2026 and 2025, we capitalized $577,000 and $865,000 of costs to obtain revenue contracts, respectively, and amortized $1.2 million and $1.4 million to sales and marketing expense, respectively. Capitalized costs to obtain revenue contracts, net of accumulated amortization were $2.0 million and $2.6 million as of June 30, 2026 and 2025, respectively.

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

Advertising Costs

We expense advertising costs as incurred. Total advertising expenses for the fiscal years ended June 30, 2026 and 2025 were $3.1 million and $2.2 million, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Determining the fair value of the stock-based awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term. Stock-based compensation expense for employee and non-employee awards is recognized as expense over the requisite service period, which is generally in line with the vesting period, net of expected forfeitures. Stock-based compensation expense consists of expenses for stock options and restricted stock units (RSUs) granted under our Amended and Restated 2005 Stock Incentive Plan, and our 2017 Employee Stock Purchase Plan (ESPP).

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance, our future investment plans, and the uncertainty in the current market and economic environment, we have determined that the majority of the deferred tax assets will be able to be utilized and have only provided a valuation allowance against our California net operating losses and research and development credits. For the legacy eGain business in the United Kingdom, based on the positive evidence, the Company has determined it would be able to utilize the deferred tax assets and does not have a valuation allowance against the deferred tax assets. The remaining eGain foreign operations as well as Exony’s business have historically been profitable and we believe it is more likely than not that those assets will be realized. Our tax benefit (provision) primarily relates to foreign activities as well as federal and state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the change in valuation allowance, stock-based compensation, research and development tax credits, and our foreign operations.

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

As of June 30, 2026, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, may be subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. The Company has not identified a change in ownership as of June 30, 2026 that would significantly limit the net operating loss carryovers.

Comprehensive Income

We report comprehensive income and its components in accordance with ASC 220, Comprehensive Income. Under the accounting standards, comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. Total comprehensive income for each of the two years in the year ended June 30, 2026 is shown in the accompanying consolidated statements of comprehensive income. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets as of June 30, 2026 and 2025 consists of accumulated foreign currency translation adjustments.

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted average number of shares is increased by stock options in-the-money and shares issuable for RSUs subject to service-based vesting requirements to calculate diluted earnings per share.

The following table represents the calculation of basic and diluted earnings per common share (in thousands, except per share data):

	Years Ended June 30,
	2026	2025
Net income	$8,876	$32,254
Per share information:
Earnings per share:
Basic	$0.33	$1.15
Diluted	$0.32	$1.13
Weighted-average shares used in computation:
Basic	27,158	28,161
Diluted	27,861	28,650

Weighted average options to purchase 2,439,974 and 3,434,432 shares of common stock as of June 30, 2026 and 2025, respectively, were not included in the computation of diluted net income per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

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

Information relating to our geographic areas for the fiscal years ended June 30, 2026 and 2025 is as follows (in thousands):

	Total	Income	Long-Lived
	Revenue	from Operations	Assets
Year ended June 30, 2026:
North America	$72,329	$4,829	$493
Europe, Middle East, & Africa	18,807	9,306	161
Asia Pacific	—	(6,170)	218
	$91,136	$7,965	$872
Year ended June 30, 2025:
North America	$68,778	$3,919	$390
Europe, Middle East, & Africa	19,653	6,780	63
Asia Pacific	—	(6,266)	217
	$88,431	$4,433	$670

For the purposes of entity-wide geographic area disclosures, long-lived assets consist of computers and equipment, furniture and fixtures, and leasehold improvements, net of accumulated depreciation and amortization. These items are included in property and equipment, net, on the accompanying Company’s consolidated balance sheets.

Recent Accounting Pronouncements

Pronouncements Recently Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures, including additional disaggregation of information in the income tax rate reconciliation and income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024 (our fiscal year 2026), with early adoption permitted. We adopted ASU 2023-09 on a prospective basis during the fourth quarter of fiscal year 2026. The adoption resulted in expanded disclosures but did not have a material impact on our consolidated financial statements. See Note 4 — Income Taxes for additional information.

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

We typically invoice our customers in advance upon execution of the contract or subsequent renewals with payment terms generally between 30 and 45 days. Invoiced amounts are recorded in accounts receivable, deferred revenue or revenue, depending on whether control transferred to our customers based on each arrangement.

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

2. BALANCE SHEET COMPONENTS

Property and equipment, net consists of the following:

	As of June 30,
	2026	2025

	(in thousands)
Computers and equipment	$3,984	$3,657
Furniture and fixtures	1,043	967
Leasehold improvements	817	750
Total	5,844	5,374
Accumulated depreciation and amortization	(4,972)	(4,704)
Property and equipment, net	$872	$670

Depreciation and amortization expense was $388,000 and $340,000 for the fiscal years ended June 30, 2026 and 2025, respectively. Disposed property and equipment, which were substantially fully-depreciated, were $2,000 and $351,000 for the fiscal years ended June 30, 2026 and June 30, 2025, respectively.

Accrued compensation consists of the following:

	As of June 30,
	2026	2025

	(in thousands)
Accrued bonuses	$955	$2,966
Accrued vacation	2,470	2,507
Payroll and other employee related costs	911	1,086
Accrued commissions	274	190
Accrued compensation	$4,610	$6,749

Accrued liabilities consists of the following:

	As of June 30,
	2026	2025

	(in thousands)
VAT liability	$907	$937
Customer advances	383	340
Sales tax payable	111	95
Accrued other liabilities	2,866	1,449
Accrued liabilities	$4,267	$2,821

Other assets, net consists of the following:

	As of June 30,
	2026	2025

	(in thousands)
Deferred tax assets	$27,896	$28,226
Prepaid others	68	182
Deposits	198	129
Other receivable	68	55
Other assets, net	$28,230	$28,592

3. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our SaaS and professional services revenue during the fiscal years ended June 30, 2026 and 2025, respectively:

	Fiscal Year Ended June 30,
	2026	2025

	(in thousands)
Revenue:
SaaS revenue	$85,286	$81,921
Professional services	5,850	6,510
Total revenue	$91,136	$88,431

The following table presents our revenue recognized over-time and at a point-in-time during the fiscal years ended June 30, 2026 and 2025, respectively:

	Fiscal Year Ended June 30,
	2026	2025

	(in thousands)
Revenue:
Over-time	$85,824	$82,549
Point-in-time	5,312	5,882
Total revenue	$91,136	$88,431

The following table presents our revenue by geography. Revenue by geography is generally determined on the region of our contracting entity rather than the region of our customer. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

	Fiscal Year Ended June 30,
	2026	2025

	(in thousands)
Revenue:
North America	$72,329	$68,778
Europe, Middle East, & Africa	18,807	19,653
Total revenue	$91,136	$88,431

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

The following table presents the balances in contract liabilities (in thousands):

	Balance as of June 30, 2026 ($)	Balance as of June 30, 2025 ($)
Contract liabilities:
Deferred revenue	46,478	48,765
Deferred revenue, net of current portion	2,062	1,766

All deferred revenue as of June 30, 2025 was recognized as revenue during the fiscal year ended June 30, 2026.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include billed deferred revenue, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenue, as well as unbilled amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of June 30, 2026, our remaining performance obligations were $87.0 million of which we expect to recognize $62.1 million and $24.9 million as revenue within one year and beyond one year, respectively.

4. INCOME TAXES

Income before income tax (provision) benefit consisted of the following (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
United States	$7,579	$3,636
Foreign	3,217	2,001
Income before income tax (provision) benefit	$10,796	$5,637

The components of the income tax (provision) benefit are as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Current provision:
Federal	$(194)	$(14)
State	(635)	(101)
Foreign	(761)	(521)
Total current:	(1,590)	(636)
Deferred:
Federal	(560)	24,280
State	466	3,094
Foreign	(236)	(121)
Total deferred:	(330)	27,253
Income tax (provision) benefit	$(1,920)	$26,617

As further described in Note 1 - Summary of Business and Signiﬁcant Accounting Policies, we elected to adopt the guidance in ASU 2023-09 on a prospective basis. The reconciliation of the U.S. federal statutory income tax rate and amount to the Company’s effective income tax rate and income tax (provision) benefit is as follows (in thousands):

	Fiscal Year Ended June 30, 2026
	Amount	Percent
Income taxes provision at statutory federal rate	$(2,267)	(21.00)%
State and local taxes, net of federal income tax effect (1)	(169)	(1.57)%
Foreign tax effects
India
Statutory tax rate difference between India and the United States	(168)	(1.55)%
Other	63	0.58%
United Kingdom
Stock-based compensation	(241)	(2.23)%
Other	31	0.29%
Other Foreign	(6)	(0.05)%
Tax credits

R&D credit, net of reserve	1,037	9.61%
Nontaxable or nondeductible items
Other	9	0.08%
Stock-based compensation	(160)	(1.48)%
Changes in unrecognized tax benefits	(98)	(0.90)%
Other Adjustments	49	0.45%
Income tax provision	$(1,920)	(17.77)%

(1)	State taxes in Illinois, Missouri, New Hampshire, and New York made up the majority (greater than 50 percent) of the tax effect in this category.

For the year ended June 30, 2025, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows (in thousands):

Fiscal Year Ended June 30, 2025
Federal statutory income tax rate	$(1,184)
Current state taxes, net of federal benefit	(713)
Foreign rate differential	(222)
Research and development credits	(127)
Stock-based compensation	(981)
Deferred return to provision	51
Other items	(41)
Net change in valuation allowance	30,079
Foreign income	(245)
Income tax (provision) benefit	$26,617

The amounts of cash income taxes paid by the Company (net of refunds received) are as follows (in thousands):

Fiscal Year Ended June 30, 2026
Federal	$—
State:
Colorado	(80)
Florida	47
New Hampshire	61
Other	135
State subtotal	163
Foreign:
India	425
UK	179
Foreign total	604
Total cash paid for income taxes (net of refunds)	$767

As of June 30, 2026, we had $15.8 million federal and approximately $13.7 million state net operating loss carryforwards. The net operating loss carryforwards will expire at various dates beginning in fiscal year ending June 30, 2037, if not utilized. We also had federal research and development credit carryforwards of approximately $5.1 million as of June 30, 2026, which will expire at various dates beginning in fiscal year ending June 30, 2032, if not utilized. The California research and development credit carryforwards are approximately $7.6 million as of June 30, 2026 and have an indefinite carryover period.

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

As of June 30, 2026, utilization of the NOL or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. As of June 30, 2026, the Company did not identify any ownership change that would significantly limit the net operating loss carryovers.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities for federal, state and foreign income taxes are as follows (in thousands):

	As of June 30,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$4,312	$850
Research credits	11,130	10,064
Other credits	—	3
Deferred revenue	3,526	770
Stock-based compensation	4,048	4,054
Accruals and reserves	882	1,178
Lease liability	176	286
Intangibles	—	3
Other	107	85
Section 267 payables	2,004	2,335
Capitalized research and development	8,155	14,453
Gross deferred tax assets	34,340	34,081
Less valuation allowance	(6,219)	(5,529)
Net deferred tax assets	28,121	28,552
Gross deferred tax liabilities
Right-of-use asset	(171)	(298)
Fixed assets	(54)	(28)
Gross deferred tax liabilities	(225)	(326)
Total deferred tax assets, net *	$27,896	$28,226

*included in other assets, net, on consolidated balance sheets

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. For the legacy eGain business in the United States, based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in prior years, we do not have a valuation allowance against our U.S. net deferred tax assets except for some California tax attributes. With respect to our foreign operations, we expect to fully utilize the deferred tax assets and have not placed a valuation allowance against them. Our tax benefit (provision) primarily relates to foreign, federal, and state income taxes. Our income tax rate differs from the statutory tax rates primarily due to the increase in valuation allowance, stock-based compensation, research and development credits, and our foreign operations.

The aggregate changes in the balance of the valuation allowance during fiscal years 2026 and 2025 were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Valuation Allowance Beginning Balance	$(5,529)	$(35,608)
Change in Valuation Allowance	(690)	30,079
Valuation Allowance Ending Balance	$(6,219)	$(5,529)

We have not provided for taxes on $30.3 million of undistributed earnings of our foreign subsidiaries as of June 30, 2026. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to withholding taxes payable to the foreign jurisdiction.

For the fiscal years ended June 30, 2026 and 2025, we have zero and $2.2 million of Global Intangible Low Tax Income  inclusion and used our net operating losses and the Section 250 deduction to offset our taxable income, respectively.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during fiscal years 2026 and 2025 were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Beginning balance	$4,627	$1,641
Increases in balances related to tax positions taken during current periods	658	2,986
Expired Attributes	(2)	—
Ending balance	$5,283	$4,627

As of June 30, 2026 and 2025, the Company had gross unrecognized tax benefits of $5.3 million and $4.6 million, respectively. The unrecognized tax benefits primarily relate to tax credits generated in a prior year. Although the Company incurred a loss during fiscal 2026, $3.0 million of the federal unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense (benefit). During fiscal 2026 and 2025, the Company did not recognize any interest or penalties.

We do not anticipate the amount of existing unrecognized tax benefit to significantly increase or decrease during the next twelve months. Our policy is to record interest and penalties related to unrecognized tax benefits as income tax expense.

We file income tax returns in the United States as well as various state and foreign jurisdictions. In these jurisdictions, tax years between 2009 and 2016 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years. For U.S. tax purposes, tax years after 2016 are subject to a three-year statute of limitations. The Company is not currently under audit with either the IRS, foreign, or any state or local jurisdictions, nor has it been notified of any other potential future income tax audit. The federal and California statute of limitations remains open for three and four years, respectively, from the date of utilization of any net operating loss or credits.

5. STOCKHOLDERS’ EQUITY

On December 8, 2021, our board of directors authorized the amended and restated Certificate of Incorporation which increased the total authorized shares of common stock from 50,000,000 to 60,000,000 shares. As of June 30, 2026 and 2025, the Company had 33,932,000 and 33,237,000 shares of common stock issued, respectively, and 26,171,000 and 27,083,000 shares of common stock outstanding, respectively.

Common Stock

We have reserved shares of common stock for issuance as of June 30, 2026 as follows:

Common
Stock
Reserves
Stock options outstanding	3,759,752
Warrants outstanding	500,000
Restricted stock units (RSUs) outstanding	113,949
Stock available for future grants or issuance:
2005 Stock Incentive Plan	1,798,586
2017 Employee Stock Purchase Plan	445,865
Total reserved shares of common stock for issuance	6,618,152

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2026 and 2025, no shares of preferred stock are issued or outstanding. Our board of directors has the authority, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the common stock.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period, net of expected forfeitures. Stock-based compensation expense consists of expenses for stock options and restricted stock units (RSUs) granted under our Amended and Restated 2005 Stock Incentive Plan (the 2005 Stock Incentive Plan), and stock purchase rights granted under our 2017 Employee Stock Purchase Plan.

2005 Management Stock Option Plan

In May 2005, our board of directors adopted the 2005 Management Stock Option Plan (2005 Management Plan), which was subsequently amended and restated, including in 2014 and 2021, with those amendments and restatements approved by our stockholders. The 2005 Management Plan provides for the grant of non-statutory stock options to common-law employees who are directors, officers and key employees of eGain and its subsidiaries. The expiration date of the 2005 Management Plan was September 30, 2024. Options under the 2005 Management Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2005 Management Plan are subject to eGain’s right of repurchase, which right shall lapse with respect to one-forty-eighth (1/48th) of the shares granted to a director, officer or key employee for each month of continuous service provided by such director, officer or key employee to eGain. The options granted under this plan are exercisable for up to ten years from the date of grant.

The following table represents the activity under the 2005 Management Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance as of June 30, 2024	71,983	712,517	$3.15
Options Exercised	—	(134,000)	$3.12
Options Forfeited / Expired	101,000	(101,000)	$6.28
Plan Shares Expired	(172,983)	—
Balance as of June 30, 2025	—	477,517	$2.49
Options Exercised	—	(82,250)	$2.44
Balance as of June 30, 2026	—	395,267	$2.50

2005 Stock Incentive Plan

In March 2005, our board of directors adopted the 2005 Stock Incentive Plan which provides for the grant of stock options and RSUs to eGain’s employees, officers, directors and consultants. Our stockholders first approved the 2005 Stock Incentive Plan in December 2005. Our board extended the expiration date of the 2005 Stock Incentive Plan to October 11, 2033 and made certain other changes, which were approved by our stockholders in December 2023. Options granted under the 2005 Stock Incentive Plan are non-qualified stock options. Non-qualified stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant. The options generally vest ratably over a period of four years and expire no later than ten years from the date of grant. RSUs granted under the 2005 Stock Incentive Plan contain service-based conditions and are valued at the grant date fair value; our closing stock price on the date of grant. The RSUs generally vest ratably over a period of one year.

The following table represents the activity under the 2005 Stock Incentive Plan:

	Shares		Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance as of June 30, 2024	1,072,051	3,714,494	$10.24
Shares Added	1,000,000	—
Options Granted	(654,467)	654,467	$5.57
Options Exercised	—	(57,000)	$2.78
Options Forfeited / Expired	834,762	(834,762)	$9.48
RSUs Granted	(226,654)	—
RSUs Forfeited	63,751	—
Balance as of June 30, 2025	2,089,443	3,477,199	$9.67
Options Granted	(623,916)	623,916	$9.70
Options Exercised	—	(306,859)	$7.54
Options Forfeited / Expired	429,771	(429,771)	$9.61
RSUs Granted	(123,767)	—
RSUs Forfeited	27,055	—
Balance as of June 30, 2026	1,798,586	3,364,485	$9.88

During the fiscal year ended June 30, 2026, we did not grant any stock options to consultants.

A summary of RSU activity during the year ended June 30, 2026 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value per Share
Non-vested RSUs as of June 30, 2025	179,155	$5.71
RSUs granted	123,767	$13.58
RSUs released	(161,918)	$5.71
RSUs forfeited	(27,055)	$8.68
Non-vested RSUs as of June 30, 2026	113,949	$13.58

We granted 956 and 2,659 RSUs to consultants during fiscal year ended June 30, 2026 and 2025, respectively.

The following table summarizes information about stock options outstanding and exercisable under all stock option plans as of June 30, 2026:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise	Number of	Remaining	Average	Number of	Average
Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$2.50	456,270	1.22	$2.50	456,270	$2.50
$3.40-$5.94	382,848	7.49	$5.09	227,014	$5.05
$6.15-$7.95	379,439	8.17	$6.78	101,324	$6.83
$7.96-$10.63	533,454	7.55	$9.78	204,376	$9.20
$10.74-$11.23	50,300	5.30	$11.00	50,300	$11.00
$11.36	1,688,391	5.01	$11.36	1,688,391	$11.36
$11.47-$13.75	201,800	3.68	$12.69	183,800	$12.61
$14.40	1,750	2.12	$14.40	1,750	$14.40
$15.10	55,500	9.37	$15.10	—	$—
$19.11	10,000	4.29	$19.11	10,000	$19.11
$2.50-$19.11	3,759,752	5.47	$9.10	2,923,225	$9.28

The summary of options vested and exercisable as of June 30, 2026 comprised:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Options outstanding	3,759,752	$9.10	$2,200,873	5.47
Options fully vested and expected to vest	3,603,023	$9.12	$2,171,790	5.31
Options exercisable	2,923,225	$9.28	$2,019,244	4.45

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on stock options with a weighted average exercise price less than our closing stock price of $6.30 as of June 30, 2026 that would have been received by the option holders, had they exercised their options on June 30, 2026. The total intrinsic value of stock options exercised was $1.6 million and $501,000 during fiscal years 2026 and 2025, respectively.

2017 Employee Stock Purchase Plan

In October 2017, our board of directors adopted the ESPP which provided eligible employees the option to purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchasing period. Our stockholders approved the ESPP in November 2017. The offering period, meaning a period with respect to which the right to purchase shares of our common stock may be granted under the ESPP, will not exceed twenty-seven months and consist of a series of six-month purchase periods. Eligible employees may join the ESPP at the beginning of any six-month purchase period. Under the terms of the ESPP, employees can choose to have between 1% and 15% of their base earnings withheld to purchase the Company’s common stock. On December 17, 2021, our board of directors authorized an additional 600,000 shares of common stock to be available for issuance under ESPP. As of June 30, 2026, 445,865 shares of common stock were reserved for future issuance under the ESPP.

Valuation of Stock-based Awards

Determining the fair value of the stock options, RSUs, and ESPP awards at the grant date requires significant judgment and the use of estimates, particularly surrounding Black-Scholes valuation assumptions such as stock price volatility and expected option term.

The table below summarizes the effect of stock-based compensation (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Stock-based compensation expense	$(2,802)	$(2,449)
Income tax expense	(193)	(62)
Net income effect	$(2,995)	$(2,511)

The Company recognized $193,000 and $62,000 of tax expense related to stock-based compensation expense for eGain UK and Exony for the fiscal years ended June 30, 2026 and 2025, respectively. There is income tax effect of $151,000 that has been recognized relating to the stock-based compensation expense in the US in the fiscal year ended June 30, 2026.

Total stock-based compensation related to non-employee awards were an expense of $12,000 and $37,000 during the fiscal years ended June 30, 2026 and 2025, respectively. A net reversal of stock-based compensation reflects the forfeiture of unvested stock awards due to termination of service.

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

During the fiscal years ended June 30, 2026 and 2025, there were 623,916 and 654,467 options granted, respectively, with a weighted-average grant date fair value of $4.65 and $2.65, per share, respectively.

We used the following assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Fiscal Year Ended June 30,
	2026	2025
Dividend yield	—	—
Expected volatility	54%	53%
Average risk-free interest rate	3.83%	4.11%
Expected life (in years)	4.52	4.55

We used the following assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the ESPP stock purchase right:

	Fiscal Year Ended June 30,
	2026	2025
Dividend yield	—	—
Expected volatility	59%	57%
Average risk-free interest rate	2.67%	2.48%
Expected term (in years)	0.50	0.50

During the fiscal years ended June 30, 2026 and 2025, employees were granted the right and purchased an aggregate of 143,830 and 178,602 shares, respectively, with a weighted average grant date fair value of $2.76 and $1.74, per share, respectively, pursuant to the ESPP. Total stock-based compensation expense related to those purchase rights was $307,000 and $303,000 for the fiscal years ended June 30, 2026 and 2025, respectively.

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

The following table summarizes stock-based compensation expense relating to stock options for the years ended June 30, 2026 and 2025, respectively (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Cost of revenue	$97	$343
Research and development	623	183
Sales and marketing	273	154
General and administrative	214	433
Total	$1,207	$1,113

Total unamortized compensation cost, net of forfeitures, for all options granted but not yet vested as of June 30, 2026 was $1.7 million which is expected to be recognized over the weighted average period of 1.55 years.

The following table summarizes stock-based compensation expense relating to RSUs for the years ended June 30, 2026 and 2025, respectively (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Cost of revenue	$352	$411
Research and development	582	350
Sales and marketing	219	152
General and administrative	135	120
Total	$1,288	$1,033

Total unamortized compensation cost, net of forfeitures, for all RSUs granted but not yet vested as of June 30, 2026 was $531,000, which is expected to be recognized over the weighted average period of 0.38 years.

The following table summarizes stock-based compensation expense relating to the ESPP for the years ended June 30, 2026 and 2025, respectively (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Cost of revenue	$78	$98
Research and development	128	120
Sales and marketing	69	46
General and administrative	32	39
Total	$307	$303

Total unamortized compensation cost, net of forfeitures, for all purchase rights related to ESPP granted but not yet vested as of June 30, 2026 was $135,000, which is expected to be recognized over a weighted average period of  0.42 years.

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

For warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. The grant date fair value of the warrants was estimated using a Black-Scholes valuation model. See Note 11 for discussion of warrants outstanding as of June 30, 2026.

6. LEASES

During our fiscal year ended June 30, 2026, we leased our office facilities under non-cancelable operating leases that expire on various dates through the fiscal year 2033. On September 29, 2025, the Company entered into a lease agreement in Sunnyvale, California. The term of the lease expires on March 31, 2027 and requires an average monthly rent of approximately $21,000 for 18 months from the lease commencement date in October 2025. In January 2026, the Company entered into a sublease agreement as a sublessor for a certain office space and which sublease agreement is set to expire in January 2031. In April 2026, we modified one of our existing operating leases, which resulted in a decrease in operating lease ROU assets and operating lease liabilities in the amount of approximately $47,000 during the fiscal year ended June 30, 2026. All of our office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term. Lease ROU assets and liabilities are recognized on the commencement date at the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments.

The following table presents information about the weighted average lease term and discount rate as follows:

	As of June 30, 2026	As of June 30, 2025
Weighted average remaining lease term (in years)	4.78	5.14
Weighted average discount rate	8.19%	8.41%

The following table presents information about leases on our consolidated statement of operations (in thousands):

	Years ended June 30,
	2026	2025
Operating lease expense	$1,465	$1,346
Sublease income	$(34)	$—

The following table presents supplemental cash flow information about our leases (in thousands):

	Years ended June 30,
	2026	2025
Operating cash outflows from operating leases	$1,322	$1,178

As of June 30, 2026, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Fiscal 2027	$1,260
Fiscal 2028	524
Fiscal 2029	390
Fiscal 2030	291
Fiscal 2031	291
Thereafter	728
Total minimum lease payments	3,484
Less: Imputed interest	(706)
Total operating lease liabilities	2,778
Less: Current operating lease liabilities	(1,246)
Total operating lease liabilities, net of current portion	$1,532

7. COMMITMENTS AND CONTINGENCIES

Employee benefit plans

Defined Contribution Plans

We sponsor an employee savings and retirement plan, the 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their salary, subject to certain limitations. We, at the discretion of our board of directors, may contribute to the 401(k) Plan. In fiscal years 2026 and 2025, we contributed approximately $741,000 and $651,000 to the 401(k) Plan, respectively. We also have a defined contribution plan related to our foreign subsidiaries. Amounts expensed under this plan were $416,000 and $623,000, for the fiscal years ended June 30, 2026 and 2025, respectively.

Gratuity Plan—India

In accordance with Gratuity Act of 1972, we sponsor a defined benefit plan (Gratuity Plan) for all of our India employees. The Gratuity Plan is required by local law, which provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs and actuarial gains or losses, or prior service cost, for the Gratuity Plan were $327,000 and $140,000, for the fiscal years ended June 30, 2026 and 2025, respectively.

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

Contractual agreements with third-parties consist of software licenses, maintenance and support for our operations. As of June 30, 2026, we have paid all non-cancelable contractual agreements related to these software licenses.

We have no significant commitments related to co-location services for cloud operations as of June 30, 2026 and 2025.

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of June 30, 2026 and 2025, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $45.2 million and $43.0 million, respectively.

10. SHARE REPURCHASE PROGRAM

On November 14, 2022, eGain’s board of directors authorized a stock repurchase program under which the Company may purchase up to $20 million of its own outstanding common stock. In May 2024 and again in September 2025, the board of directors approved a $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $20 million to $60 million of its outstanding common stock. As of June 30, 2026, approximately $9.7 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. On September 3, 2025, the board of directors also approved to extend the stock repurchase program until the earlier of (i) the date the aggregate amount of shares that can be repurchased under the stock repurchase program have been repurchased and (ii) the date the board of directors decides to terminate the stock repurchase program. The stock repurchase program does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. During the year ended June 30, 2026, 1,606,466 shares have been repurchased for an average acquisition cost per share of $7.16, totaling $11.5 million. During the year ended June 30, 2025, 2,616,390 shares have been repurchased for an average acquisition cost per share of $6.03, totaling $15.8 million. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock, at cost.

11. WARRANTS

On August 14, 2025, the Company issued a warrant (Warrant) to JPMC Strategic Investments I Corporation (JPMC) to acquire 500,000 shares of the Company’s common stock at an exercise price of $7.10 per share. The Warrant was issued without cash consideration and is exercisable through the fifth anniversary of issuance. The offer and issuance of the Warrant is expected to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act. JPMC has represented to the Company that it is an “accredited investor” as defined in Regulation D and that the Warrant is being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

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

The grant-date fair value of the Warrant was estimated at $2.70 per share using the Black-Scholes valuation model with the following assumptions: expected volatility of 54%, risk-free interest rate of 2.87%, expected term of 5 years, and no expected dividends. The total fair value of the Warrant was $1.4 million and was recognized as a non-cash general and administrative expense during the twelve months ended June 30, 2026. No warrants were issued in fiscal year 2025.

No warrants were exercised or expired during the twelve months ended June 30, 2026.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2026.

ITEM 9B.	OTHER INFORMATION

Trading Plans

Name	Title	Action	Adoption Date	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Eric N. Smit (1)	Chief Financial Officer	Adoption	6/5/2026	6/5/2028	133,000
Rao J. Chandrasekhar (2)	Senior Vice President, Products and Services	Adoption	6/9/2026	6/9/2027	61,003

(1)	Eric N. Smit, Chief Financial Officer, adopted a Rule 10b5-1 trading plan on June 5, 2026. Mr. Smit's plan provides for the potential exercise of 133,000 vested stock options with the associated potential sale of up to 133,000 shares of the Company’s common stock. The plan expires on June 5, 2028, or upon the earlier completion of all authorized transactions under the plan. This trading plan was entered into during an open window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
(2)	Rao J. Chandrasekhar, Senior Vice President, Products and Services, adopted a Rule 10b5-1 trading plan on June 9, 2026. Mr. Chandrasekhar’s plan provides for the potential exercise of up to 61,003 vested stock options with the associated potential sale of up to 61,003 shares of the Company’s common stock. This trading plan expires on June 9, 2027, or upon the earlier completion of all authorized transactions under the plan. This trading plan was entered into during an open window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information under the headings “Election of Directors” and “Executive Compensation—Compensation Overview” contained in eGain’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for eGain’s 2026 Annual Meeting of Stockholders (Proxy Statement).

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

The information contained under the headings “Executive Compensation” and “Compensation Committee Report” and under the captions “Election of Directors—2026 Director Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2026:

			Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding options	plans (excluding securities
	options and rights	and rights	reflected in column (a))
Plan Category	(a)	($)(b)(1)	(c)
Equity compensation plans approved by security holders
2005 Stock Incentive Plan	3,478,434(2)	$9.88	1,798,586
2017 Employee Stock Purchase Plan	—	$—	445,865
Equity compensation plans not approved by security holders
2005 Management Stock Option Plan	395,267	$2.50	—
Total	3,873,701	$9.10	2,244,451

(1) The weighted-average exercise price is calculated based solely on the exercise prices of outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding RSU awards, which have no exercise price.

(2) This number includes the following awards outstanding under the 2005 Stock Incentive Plan: 3,364,485 shares subject to outstanding options, and 113,949 shares subject to outstanding RSU awards.

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

See Index to Consolidated Financial Statements in Item 8 of this report.

2. Financial Statement Schedule

The following schedule, which is filed as part of this Form 10-K: Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2026 and 2025.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2026 and 2025

(in thousands)

			Amounts
	Balance at	Additions	Written Off,
	Beginning of	Charged to	Net of	Balance at
	Period	Expense	Recoveries	End of Period
Provision for Credit Losses:
Year ended June 30, 2026	$7	$48	$(27)	$28
Year ended June 30, 2025	$59	$63	$(115)	$7

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

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

4.2

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020).

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

10.4#	Form of Executive Change in Control Severance Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.5#	eGain Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020).

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

19.1	Insider Trading Policy of eGain. (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025).

21.1	Subsidiaries of eGain (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024).

23.1˄	Consent of BPM LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page hereof).

31.1˄	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2˄	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Chief Financial Officer.

97.1	eGain Corporation Incentive-Based Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)
˄	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
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

eGain Corporation

Date: September 10, 2026	By:	/s/ ASHUTOSH ROY
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

Name	Title	Date

/s/ ASHUTOSH ROY	Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2026
Ashutosh Roy

/s/ ERIC N. SMIT	Chief Financial Officer	September 10, 2026
Eric N. Smit	(Principal Financial and Accounting Officer)

/s/ GUNJAN SINHA	Director	September 10, 2026
Gunjan Sinha

/s/ PHIROZ P. DARUKHANAVALA	Director	September 10, 2026
Phiroz P. Darukhanavala

/s/ BRETT SHOCKLEY	Director	September 10, 2026
Brett Shockley