Form 10-Q
period 2026-09-30
EGAIN Corp
filed 2026-11-13
CIK 1066194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 25,221,970 as of November 10, 2026.

EGAIN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	September 30,	June 30,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$71,304	$73,336
Restricted cash	—	8
Accounts receivable, less provision for credit losses of $12 and $28 as of September 30, 2026 and June 30, 2026, respectively	17,948	24,391
Costs capitalized to obtain revenue contracts, net	662	776
Prepaid expenses	2,267	2,811
Other current assets	672	669
Total current assets	92,853	101,991
Property and equipment, net	790	872
Operating lease right-of-use assets	2,203	2,516
Costs capitalized to obtain revenue contracts, net of current portion	1,036	1,200
Goodwill	13,186	13,186
Other assets, net	27,999	28,230
Total assets	$138,067	$147,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,657	$2,486
Accrued compensation	5,321	4,610
Accrued liabilities	3,914	4,267
Operating lease liabilities	1,010	1,246
Deferred revenue	38,838	46,478
Total current liabilities	50,740	59,087
Deferred revenue, net of current portion	1,994	2,062
Operating lease liabilities, net of current portion	1,445	1,532
Other long-term liabilities	1,086	1,101
Total liabilities	55,265	63,782
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001 per share - authorized: 60,000 shares; issued: 33,939 and 33,932 shares as of September 30, 2026 and June 30, 2026, respectively; outstanding: 25,534 and 26,171 shares as of September 30, 2026 and June 30, 2026, respectively	34	34
Additional paid-in capital	419,545	418,710
Treasury stock, at cost: 8,405 and 7,761 shares of common stock as of September 30, 2026 and June 30, 2026, respectively	(53,959)	(50,322)
Accumulated other comprehensive loss	(1,838)	(1,678)
Accumulated deficit	(280,980)	(282,531)
Total stockholders' equity	82,802	84,213
Total liabilities and stockholders' equity	$138,067	$147,995

See accompanying notes to condensed consolidated financial statements

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2026	2025
Revenue:
SaaS	$20,842	$21,900
Professional services	1,026	1,608
Total revenue	21,868	23,508
Cost of revenue:
Cost of SaaS	4,648	4,171
Cost of professional services	1,300	1,660
Total cost of revenue	5,948	5,831
Gross profit	15,920	17,677

Operating expenses:
Research and development	7,410	7,315
Sales and marketing	4,774	4,029
General and administrative	2,043	3,500
Total operating expenses	14,227	14,844
Income from operations	1,693	2,833
Interest income	524	462
Other income, net	204	455
Income before income tax provision	2,421	3,750
Income tax provision	(870)	(930)
Net income	$1,551	$2,820

Per share information:
Earnings per share:
Basic	$0.06	$0.10
Diluted	$0.06	$0.10
Weighted-average shares used in computation:
Basic	26,098	26,961
Diluted	26,498	27,525

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2026	2025
Net income	$1,551	$2,820
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(160)	(671)
Total comprehensive income	$1,391	$2,149

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balances as of June 30, 2026	26,171	$34	$418,710	7,761	$(50,322)	$(1,678)	$(282,531)	$84,213
Issuance of common stock upon exercise of stock options	7	—	18	—	—	—	—	18
Repurchase of common stock	(644)	—	—	644	(3,637)	—	—	(3,637)
Stock-based compensation	—	—	817	—	—	—	—	817
Foreign currency translation adjustments	—	—	—	—	—	(160)	—	(160)
Net income	—	—	—	—	—	—	1,551	1,551
Balances as of September 30, 2026	25,534	$34	$419,545	8,405	$(53,959)	$(1,838)	$(280,980)	$82,802

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balances as of June 30, 2025	27,083	$33	$411,253	6,154	$(38,812)	$(336)	$(291,407)	$80,731
Issuance of common stock upon exercise of stock options	62	—	246	—	—	—	—	246
Issuance of common stock warrant for services	—	—	1,350	—	—	—	—	1,350
Repurchase of common stock	(231)	—	—	231	(1,471)	—	—	(1,471)
Stock-based compensation	—	—	523	—	—	—	—	523
Foreign currency translation adjustments	—	—	—	—	—	(671)	—	(671)
Net income	—	—	—	—	—	—	2,820	2,820
Balances as of September 30, 2025	26,914	$33	$413,372	6,385	$(40,283)	$(1,007)	$(288,587)	$83,528

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,551	$2,820
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of costs capitalized to obtain revenue contracts	320	320
Amortization of right-of-use assets	305	258
Depreciation and amortization	104	88
(Recoveries of) provision for credit losses	(16)	1
Deferred income taxes	203	663
Stock-based compensation	817	523
Issuance of common stock warrant for services	—	1,350
Changes in operating assets and liabilities:
Accounts receivable	6,458	9,207
Costs capitalized to obtain revenue contracts	(41)	(97)
Prepaid expenses	542	1,098
Other current assets	(8)	263
Other non-current assets	34	38
Accounts payable	(829)	(1,606)
Accrued compensation	715	(1,121)
Accrued liabilities	(351)	(178)
Deferred revenue	(7,705)	(2,904)
Operating lease liabilities	(316)	(213)
Other long-term liabilities	(8)	(78)
Net cash provided by operating activities	1,775	10,432

Cash flows from investing activities:
Purchases of property and equipment	(25)	(224)
Net cash used in investing activities	(25)	(224)

Cash flows from financing activities:
Proceeds from exercise of stock options	18	246
Repurchases of common stock	(3,637)	(1,471)
Net cash used in financing activities	(3,619)	(1,225)
Effect of change in exchange rates on cash and cash equivalents	(171)	(991)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,040)	7,992
Cash, cash equivalents and restricted cash at beginning of period	73,344	62,917
Cash, cash equivalents and restricted cash at end of period	$71,304	$70,909

Supplemental cash flow disclosures:
Cash paid for taxes	$409	$92

Non-cash items:
Purchases of equipment through trade accounts payable	$—	$7

See accompanying notes to condensed consolidated financial statements.

EGAIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

eGain Corporation provides AI knowledge solutions designed to help enterprises deploy artificial intelligence with greater accuracy, reliability, and governance. Our flagship software-as-a-service (SaaS) offering, the eGain AI Knowledge Hub, unifies content across disparate enterprise systems and enables organizations to transform that content into governed, continuously maintained knowledge that can serve as the instruction layer for AI agents, as well as a source of reliable and consistent information for customers and employees. In October 2026, we introduced AI KnowledgeOps, a set of capabilities designed to help organizations maintain the accuracy, consistency, and reliability of enterprise knowledge across its lifecycle, from identifying knowledge gaps to authoring, verifying and delivering answers. The platform supports digital self-service, contact center operations, employee support, and other knowledge-intensive workflows. It integrates with major customer relationship management and contact center platforms, as well as AI models, enabling customers to automate workflows and deploy AI-powered solutions across their operations. We are headquartered in Sunnyvale, California, USA. We also operate in the United Kingdom and India.

Fiscal Year

The Company’s fiscal year ends on June 30. References to fiscal year 2027 refers to the Company’s fiscal year ending June 30, 2027. References to fiscal year 2026 refers to the Company’s fiscal year ended June 30, 2026.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2026 and the condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three months ended September 30, 2026 and 2025, are unaudited. The condensed consolidated balance sheet as of June 30, 2026 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.

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

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2026, included in our Annual Report on Form 10-K. The results of our operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2027.

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

Recent Accounting Pronouncements

Pronouncements Recently Adopted

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient permits an entity, in developing reasonable and supportable forecasts as part of estimating expected credit losses, to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. We adopted ASU 2025-05 prospectively on July 1, 2026 and elected the practical expedient. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope of Topic 270 and the form and content of interim financial statements, provides a comprehensive list of required interim disclosures, and adds a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 (our fiscal year 2029), with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

Revenue Recognition

Revenue Recognition Policy

Our revenue is comprised of two categories consisting of SaaS and professional services. SaaS revenue includes cloud delivery arrangements, term licenses, embedded original equipment manufacturer (OEM) royalties, and associated support. Professional services include consulting, implementation, training, and managed services.

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

We have a royalty agreement with a customer related to our embedded intellectual property, under which the customer pays a per-license fee for software and support for each license sold containing our embedded software. These embedded OEM royalties are included in SaaS revenue. As the customer reports its license sales to us a quarter in arrears, we estimate royalties earned in each quarter and adjust for any differences between the estimate and the reported amount in the following quarter, when the customer’s royalty report is received. Upon a review of product development activity, we determined that the embedded software is being maintained but not further developed. Furthermore, the embedded license has limited standalone value and is interdependent with the ongoing support. Beginning in fiscal year 2027, the embedded license and support are accounted for as a single performance obligation recognized ratably over the royalty payment term and we no longer recognize a portion of these royalties at a point in time. The impact of this change was not material.

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

During the three months ended September 30, 2026 and 2025, we capitalized $41,000 and $97,000 of costs to obtain revenue contracts, respectively, and amortized $320,000 and $320,000 to sales and marketing expense, respectively.

Capitalized costs to obtain revenue contracts, net were $1.7 million and $2.0 million as of September 30, 2026 and June 30, 2026, respectively, on our condensed consolidated balance sheets.

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

Segment Information

We operate in one segment - the development, license, implementation, and support of AI-powered knowledge management and customer experience automation solutions. Operating segments are identified as components of an enterprise for which discrete financial information is available and regularly reviewed by our Chief Operating Decision-Maker (CODM) in order to make decisions about resources to be allocated to the segment and assess its performance. Our CODMs under ASC 280, Segment Reporting, are our executive management team. Our CODMs review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The CODMs regularly evaluate non-GAAP operating income, which is defined as income from operations as presented on the condensed consolidated statements of operations and adding back warrants and stock-based compensation, along with significant revenue and expense categories aligned with those presented on our condensed consolidated statement of operations, and the accounting policies governing our segment are the same as those described in Note 1, “Summary of Business and Significant Accounting Policies.”

Our revenue is derived from North America and combined Europe, Middle East, and Africa (EMEA) and is disclosed in Note 2. However, we incur operating expenses in the North America, EMEA, and Asia Pacific regions.

The following table presents our income (loss) from operations among our three operating regions (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Income (loss) from operations:
North America	$217	$2,023
Europe, Middle East, & Africa	2,937	2,347
Asia Pacific	(1,461)	(1,537)
Income from operations	$1,693	$2,833

The following table presents our long-lived assets, corresponding to our geographic areas are as follows (in thousands):

	September 30,	June 30,
	2026	2026
Long-lived assets:
North America	$444	$493
Europe, Middle East, & Africa	156	161
Asia Pacific	190	218
Long-lived assets	$790	$872

For the purposes of entity-wide geographic area disclosures, long-lived assets consist of computers and equipment, furniture and fixtures, and leasehold improvements, net of accumulated depreciation and amortization. These items are included in property and equipment, net, on the accompanying condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk include cash and cash equivalents, restricted cash, and accounts receivable. We complement direct sales with resell partnerships based on product connectors into cloud contact center platforms. We also partner with system integrators and managed service providers. One customer accounted for 13% and 15% of total revenue during the three months ended September 30, 2026 and 2025, respectively. Three and two customers accounted for more than 10% of our accounts receivable, less provision for credit losses balance as of September 30, 2026 and 2025, respectively.

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

In certain revenue contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivables are recorded when revenue recognized on the contract exceeds billings, pursuant to contract provisions, and become billable upon certain criteria being met. Unbilled accounts receivables, for which the Company has the unconditional right to consideration, totaled $1.3 million and $1.2 million as of September 30, 2026 and June 30, 2026, respectively, and are included in the accounts receivable, less provision for credit losses balance on the accompanying condensed consolidated balance sheets.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation (ASC 718). Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, net of expected forfeitures. Stock-based compensation expense consists of expenses for stock options and restricted stock units (RSUs) granted under our Amended and Restated 2005 Stock Incentive Plan, and stock purchase rights granted under our 2017 Employee Stock Purchase Plan (ESPP).

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

Below is a summary of stock-based compensation included in the costs and expenses (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Stock-Based Compensation Expense:
Cost of revenue	$153	$95
Research and development	385	230
Sales and marketing	171	111
General and administrative	108	87
Total stock-based compensation expense	$817	$523

Total stock-based compensation includes expense related to non-employee awards of $3,400 and $2,700 during the three months ended September 30, 2026 and 2025, respectively.

Total stock-based compensation includes expense related to the ESPP of $79,000 and $60,000 for the three months ended September 30, 2026 and 2025, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation on options granted and ESPP stock purchase rights. We estimate the fair value for stock based RSU awards based on the closing market price on the grant date. All shares of our common stock issued pursuant to our stock option, RSUs, and ESPP plans are only issued out of an authorized reserve of shares of common stock, which were previously registered with the SEC on Registration Statements on Form S-8.

During the three months ended September 30, 2026 and 2025, we granted options to purchase 81,000 and 115,700 shares of common stock with a weighted-average grant date fair value of $3.28 and $3.65 per share, respectively.

We used the following weighted-average assumptions as inputs into the Black-Scholes valuation model to estimate the fair value of the options granted:

	Three Months Ended
	September 30,
	2026	2025
Expected volatility	55%	51%
Average risk-free interest rate	4.50%	3.80%
Expected life (in years)	4.55	4.52
Dividend yield	—	—

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

On June 1, 2026 and 2025, employees were granted the right to purchase an aggregate of 64,992 and 82,635 shares under the ESPP, respectively. During each of the three months ended September 30, 2026 and 2025, no ESPP grants or purchases occurred.

As of September 30, 2026, there were 445,865 shares of common stock available for issuance under the ESPP.

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

As of September 30, 2026, there was approximately $1.6 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over the weighted-average period of 1.5 years. There were 6,520 and 62,106 options exercised during the three months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, there was approximately $176,000 of total unrecognized compensation cost, net of expected forfeitures, related to unvested RSUs, which is expected to be recognized over the weighted-average period of 0.1 years. There were no RSUs granted during the three months ended September 30, 2026 and 2025.

As of September 30, 2026, there was approximately $54,000 of total unrecognized compensation cost, net of expected forfeitures, related to ESPP purchase rights, which is expected to be recognized over the weighted-average period of 0.17 years.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), and ASC Topic 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to our own common stock and whether the warrant holders require mandatory cash settlement, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.

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

Goodwill

We review goodwill annually for impairment or sooner whenever events or changes in circumstances indicate that it may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We operate under a single reporting unit and accordingly, all of our goodwill is associated with the entire company. We had no indicators of impairment during the three months ended September 30, 2026.

2. REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue recognized over-time and at a point-in-time during the three months ended September 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended September 30,
	2026	2025
Revenue:
Over-time	$21,323	$21,845
Point-in-time	545	1,663
Total revenue	$21,868	$23,508

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

	Three Months Ended
	September 30,
	2026	2025
Revenue:
North America	$17,352	$18,962
Europe, Middle East, & Africa	4,516	4,546
Total revenue	$21,868	$23,508

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

The following table presents our contract liabilities (in thousands):

	Balance as of	Balance as of
	September 30, 2026	June 30, 2026
Contract liabilities:
Deferred revenue	$38,838	$46,478
Deferred revenue, net of current portion	1,994	2,062
Total deferred revenue	$40,832	$48,540

$18.8 million of deferred revenue as of June 30, 2026 was recognized as revenue during the three months ended September 30, 2026.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that had not yet been recognized, and include billed deferred revenue, consisting of amounts invoiced to customers whether collected or uncollected which have not been recognized as revenue, as well as unbilled amounts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligation is influenced by a variety of factors, including seasonality, timing of renewals, average contract terms and foreign currency exchange rates. As of September 30, 2026, our remaining performance obligations were $71.2 million, of which we expect to recognize $51.9 million and $19.3 million as revenue within one year and beyond one year, respectively.

3. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. In periods where net income is reported, the weighted-average number of shares is increased by stock options in the money, shares issuable for RSUs subject to service-based vesting requirements, and in the money warrants to calculate diluted earnings per share.

The following table represents the calculation of basic and diluted earnings per share (unaudited, in thousands, except per share data):

	Three Months Ended
	September 30,
	2026	2025
Net income	$1,551	$2,820
Per share information:
Earnings per share:
Basic	$0.06	$0.10
Diluted	$0.06	$0.10
Weighted-average shares used in computation:
Basic	26,098	26,961
Effect of dilutive options and RSUs	400	564
Diluted	26,498	27,525

Weighted-average stock options to purchase 2,916,117 and 2,861,639 shares of common stock for the three months ended September 30, 2026 and 2025, respectively, and warrants to purchase 500,000 shares of common stock in each reporting period, were not included in the computation of diluted earnings per share due to their anti-dilutive effect. Such securities could have a dilutive effect in future periods.

No RSUs were excluded due to their anti-dilutive effect during the three months ended September 30, 2026 and 2025. Shares issuable under the ESPP were not included in the computation of diluted earnings per share for the three months ended September 30, 2026 and 2025 as their effect was not material.

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

As of September 30, 2026, utilization of the net operating loss (NOL) or tax credit carryforwards to offset future taxable income and taxes, respectively, are subject to an annual limitation under the Internal Revenue Code of 1986 and similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments such as built in gain or built in loss, as required. Any limitation may result in expiration of all or a portion of its NOL and or tax credit carryforwards before utilization. The Company has not identified a change in ownership as of September 30, 2026 that would significantly limit the NOL carryovers.

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

Total operating lease costs were $360,000 and $332,000 for the three months ended September 30, 2026 and 2025, respectively. Operating lease amounts above do not include sublease income. The Company recognized sublease income of $17,000 and $0 for the three months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026 and 2025, operating cash outflows for operating leases were $371,000 and $287,000, respectively.

The following tables present information about leases on our condensed consolidated balance sheets (in thousands):

	September 30, 2026	June 30, 2026
Assets:
Operating lease right-of-use assets	$2,203	$2,516
Liabilities:
Operating lease liabilities	$1,010	$1,246
Operating lease liabilities, net of current portion	$1,445	$1,532

The following table presents information about the weighted average lease term and discount rate as follows:

	September 30, 2026	June 30, 2026
Weighted average remaining lease term (in years)	4.93	4.78
Weighted average discount rate	8.46%	8.19%

As of September 30, 2026, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal year 2027	$887
Fiscal year 2028	521
Fiscal year 2029	389
Fiscal year 2030	291
Fiscal year 2031	291
Fiscal year 2032 and thereafter	728
Total minimum lease payments	3,107
Less: Imputed interest	(652)
Total operating lease liabilities	2,455
Less: Current operating lease liabilities	(1,010)
Total operating lease liabilities, net of current portion	$1,445

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

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. As of September 30, 2026 and June 30, 2026, cash equivalents classified as level 1 instruments, including money market account investments, were measured at $49.3 million and $45.2 million, respectively.

8. SHARE REPURCHASE PROGRAM

On November 14, 2022, our Board of Directors authorized a stock repurchase program under which the Company may purchase up to $20 million of its own outstanding common stock. In May 2024 and again in September 2025, the Board of Directors approved a $20 million increase in the stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $20 million to $60 million of its outstanding common stock. As of September 30, 2026, approximately $6.0 million, including associated trading fees and estimated taxes, remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. On September 3, 2025, the Board of Directors also approved an extension of the stock repurchase program until the earlier of (i) the date the aggregate amount of shares that can be repurchased under the stock repurchase program has been repurchased and (ii) the date the Board of Directors decides to terminate the stock repurchase program. The stock repurchase program does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. 644,366 shares have been repurchased for an average acquisition cost per share of $5.64, totaling $3.6 million during the three months ended September 30, 2026. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock, at cost.

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

The Warrant was first evaluated under ASC 480, and determined that it does not meet the criteria for a liability classification. The Warrant was then evaluated under ASC 815-40, and determined to be an equity-classified instrument. Accordingly, the fair value of the warrant at grant date was recognized in additional paid-in capital within stockholders’ equity.

The grant-date fair value of the Warrant was estimated at $2.70 per warrant using the Black-Scholes valuation model with the following assumptions: expected volatility of 54%, risk-free interest rate of 2.87%, expected term of 5 years, and no expected dividends. The total fair value of the Warrant was $1.35 million and was recognized as a non-cash general and administrative expense during the three months ended September 30, 2025. No Warrant related expense was recognized during the three months ended September 30, 2026.

No warrants were exercised or expired during the three months ended September 30, 2026.

10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended June 30, 2026.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements that involve risks and uncertainties include statements as to:

●	our belief that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income;
●	expected benefits of our solutions;
●	our value proposition;
●	our market opportunities;
●	customer and market expectations in the market in which we operate, and our ability to meet expectations and satisfy such needs;
●	our lengthy sales cycles and the difficulty in predicting timing of sales or delays;
●	our expectations with respect to revenue, cost of revenue, expenses and other financial metrics;
●	our transition toward AI customers, our expectations regarding artificial intelligence (AI) customer revenue and the composition of our revenue, and the expected decline in revenue from legacy customers, including the planned wind-down of certain legacy offerings;
●	our expectation that sales and marketing investment will increase and the expected effect of that investment on our operating results;
●	our long-term financial targets;
●	our belief that customer service, including contact centers, offers a significant opportunity within any business operation to automate using AI, and that trusted, governed knowledge is foundational to the effective use of AI;
●	our business plans, strategies, targets, goals and outlook;
●	changes in technology, including AI technology and services;
●	our expectations related to our product development plan;
●	competition in the markets in which we do business and our competitive advantages;
●	our beliefs regarding our prospects for our business;
●	changes in demand for our solutions;
●	our expectations regarding the composition of our customers;
●	our reliance on strategic and third-party distribution partnerships;
●	the risk of unauthorized access to a customer’s data or our data or our IT systems and cybersecurity attacks;

●	our ability to timely adapt and comply with changing European regulatory and political environments;
●	the effect of changes in U.S. tax legislation;
●	the effect of compliance with privacy laws and regulations on our business and our customers;
●	the effect of changes to trade policies;
●	our ability to take adequate precautions against claims or lawsuits made by third parties, including alleged infringement of proprietary rights;
●	the adequacy of our capital resources and our ability to raise additional financing;
●	the risks related to our international operations;
●	the potential impact of foreign currency fluctuations and inflation; and
●	the potential impact of health epidemics.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to successfully execute our business plans, strategies, targets, and outlooks and achieve any business-related forecasts or projections;
●	our ability to improve our current solutions and develop new products and services that meet evolving customer needs and market demands;
●	our ability to innovate and respond to rapid technological change, including advances in AI technologies, models and platforms and competitive challenges;
●	our ability to execute our sales and marketing strategy;
●	customer acceptance of our existing and future solutions;
●	our ability to predict subscription renewals and maintain customer retention and recurring revenue;
●	our ability to grow revenue from AI customers at a rate sufficient to offset declines in revenue from legacy customers, including the risk that AI revenue growth may be slower than anticipated or legacy revenue declines may occur more rapidly than expected;
●	our ability to migrate legacy customers to our current AI-enabled platform and manage the transition or planned discontinuation of certain legacy offerings without materially adversely affecting customer relationships, revenue, or operating results;
●	market acceptance of AI knowledge solutions as a foundation for enterprise AI;
●	our ability to achieve our long-term financial targets, including the impact of changes in revenue growth, customer adoption, operating expenses, and investment requirements;
●	risks associated with AI technologies, including inaccurate or unreliable outputs, data privacy and security concerns, evolving legal and regulatory requirements, and potential liability arising from the use of AI-enabled solutions;
●	the impact of new legislation or regulations on our business, including laws and regulations governing AI, data privacy, cybersecurity, and cross-border data transfers;
●	the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results;

●	our ability to compete effectively in rapidly evolving markets, including against established technology providers and emerging AI-focused competitors;
●	the success of our strategic and distribution partnerships and our reliance on third-party technology providers, including cloud infrastructure and AI model providers;
●	our ability to obtain capital when needed;
●	our ability to manage future growth;
●	our ability to retain key personnel and hire additional personnel;
●	risks related to protection of our intellectual property and potential intellectual property infringement claims arising from AI technologies or AI-generated content;
●	cybersecurity incidents, unauthorized access to our systems or customer data, service disruptions, and other information security risks;
●	foreign currency fluctuations and inflation;
●	the global economic environment, including trade policies and tariffs and geopolitical uncertainties;
●	risks related to public health pandemics; and
●	the risks set forth under “Risk Factors.”

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

●	If we are unable to grow AI customer revenue sufficiently to offset declining legacy customer revenue, our business and operating results could be adversely affected.
●	We may not achieve our announced long-term financial targets, which are based on assumptions that may prove inaccurate.
●	Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.
●	Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.
●	Our SaaS business model is subject to certain risks.

●	We cannot accurately predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.
●	Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.
●	Because we depend on a relatively small number of customers for a substantial portion of our revenue, the loss of any of these customers or our failure to attract new significant customers could adversely impact our revenue and harm our business.
●	The markets for AI knowledge solutions and customer engagement software, including generative and agentic AI offerings, are competitive and rapidly evolving, and our business will be adversely affected if we are unable to successfully compete with existing competitors and emerging AI technology providers.
●	If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, or if our increased investment in sales and marketing does not generate the expected return, we may be unable to grow our business, which could negatively impact our operating results and financial condition.
●	Our failure to maintain, develop, or expand strategic and third-party distribution channels would impede our revenue growth.
●	Difficulties and delays in customers implementing our products could harm our revenue and margins.
●	We conduct a significant portion of our business and operations outside of the U.S., which exposes us to additional risks that may not exist in the U.S. These risks in turn could cause our operating results and financial condition to suffer.
●	Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities or third-party providers could impair the use or functionality of our cloud operations and harm our business.
●	Software errors could be costly and time-consuming for us to correct, and could harm our reputation and impair our ability to sell our solutions.
●	The terms we agree to in our Service Level Agreements or other contracts may result in increased costs or liabilities, which would in turn affect our results of operations.
●	If we are unable to increase the profitability of SaaS revenue, if we experience significant customer attrition, or if we are required to delay recognition of revenue, our operating results could be adversely affected.
●	We depend on broad market acceptance of AI knowledge solutions, our applications and our business model. If our expectations regarding the market for our applications are not met, our business could be seriously harmed.
●	We may be unable to respond to the rapid technological change, including advances in AI, and changing customer preferences in digital customer engagement, marketing, and service and this may cause our business to suffer.
●	We employ third-party technologies for use in or with our platform and the inability to license such technologies on commercially reasonable terms or the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business. Our increasing reliance on third-party AI technologies and model providers may also expose us to additional operational, financial, and contractual risks.
●	Our offshore product development, support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals, produce effective new solutions and provide professional services to drive growth.
●	If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data, our data or IT systems, or if we experience material cybersecurity incidents, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

●	Changes in privacy and data protection laws and regulations, including in the European Union (such as the GDPR), the United Kingdom, and other jurisdictions in which we operate, could expose us to risks of noncompliance and costs associated with compliance.
●	Privacy concerns and laws, evolving regulation of cloud computing, AI and other domestic or foreign regulations may limit the use, functionality and adoption of our solutions and adversely affect our business, including by increasing compliance costs or restricting certain AI-enabled functionalities.
●	Changes in domestic and foreign trade policies, including the imposition of tariffs and retaliatory tariffs, and other factors beyond our control may adversely impact our business, financial condition, and results of operations.
●	Geopolitical instability, including the military conflict involving Iran and broader escalation in the Middle East, could adversely affect our business, financial condition, and results of operations.

Overview

eGain Corporation provides AI knowledge solutions designed to help enterprises deploy artificial intelligence with greater accuracy, reliability, and governance. Our flagship software-as-a-service (SaaS) offering, the eGain AI Knowledge Hub, unifies content across disparate enterprise systems and enables organizations to transform that content into governed, continuously maintained knowledge that can serve as the instruction layer for AI agents, as well as a source of reliable and consistent information for customers and employees. In October 2026, we introduced AI KnowledgeOps, a set of capabilities designed to help organizations maintain the accuracy, consistency, and reliability of enterprise knowledge across its lifecycle, from identifying knowledge gaps to authoring, verifying and delivering answers. The platform supports digital self-service, contact center operations, employee support, and other knowledge-intensive workflows. It integrates with major customer relationship management and contact center platforms, as well as AI models, enabling customers to automate workflows and deploy AI-powered solutions across their operations. We are headquartered in Sunnyvale, California, USA. We also operate in the United Kingdom and India.

In July 2026, Gartner named eGain a Leader in the first-ever Magic Quadrant for Customer Service Knowledge Management Systems, positioned highest for Ability to Execute and furthest for Completeness of Vision. We believe the publication of this first Magic Quadrant reflects growing recognition by enterprise buyers of knowledge for AI-enabled customer service as a distinct software category. Our solutions are used by Global 2000 companies and government organizations, primarily in North America and Europe, including customers in regulated industries such as financial services, insurance, healthcare, telecommunications, and the public sector.

Business Transition

We are transitioning our business toward customers on our current AI-enabled platform, which we refer to as AI customers, and away from legacy customers on earlier versions of our products, including our Cisco OEM relationship. Beginning in the fourth quarter of fiscal year 2026, we manage and evaluate our business on this customer-level basis rather than by product, because AI capabilities are embedded across our current platform rather than sold as separate products. For the three months ended September 30, 2026, revenue from AI customers increased 7% and represented 66% of total revenue, compared to 57% in the same period in fiscal year 2026, while revenue from legacy customers decreased 25%.

We expect revenue from legacy customers to continue to decline, including as a result of the planned wind-down of our legacy messaging business beginning in the second quarter of fiscal year 2027, and we expect total revenue to decline in fiscal year 2027 compared to fiscal year 2026, as the anticipated decline in legacy customer revenue is expected to exceed the growth in AI customer revenue. Over time, we expect AI customer revenue to represent an increasing share of total revenue. At the same time, we are increasing our investment in sales and marketing to convert increased market awareness into pipeline, new AI customers and expansion within our installed base, which we expect to adversely affect our operating margins in the near term. There can be no assurance that growth in AI customer revenue will offset the decline in legacy revenue within the timeframe we expect, or at all. See “Risk Factors” in Part II, Item 1A.

Key Financial Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

Revenue

We believe total revenue is a useful measure to evaluate the performance of our business. SaaS revenue is defined as revenue from cloud delivery arrangements, term licenses, embedded OEM royalties, and associated support. Professional services revenue includes system implementation, consulting, training, and managed services. We also monitor revenue from AI customers and legacy customers, as described under “Revenue by Customer Level” below, to evaluate the progress of our business transition and assess the relative contributions of these customer groups to our overall revenue performance.

The following table presents total revenue for each of the following periods:

	Three Months Ended
	September 30,
(in thousands)	2026	2025	Change
SaaS revenue	$20,842	$21,900	$(1,058)	(5)%
Professional services revenue	1,026	1,608	(582)	(36)%
Total revenue	$21,868	$23,508	$(1,640)	(7)%

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

The following table presents a reconciliation of GAAP income (loss) from operations to non-GAAP income from operations for each of the following periods:

	Three Months Ended
	September 30,
	2026	2025
Income from operations	$1,693	$2,833
Add:
Issuance of common stock warrant for services	—	1,350
Stock-based compensation	817	523
Non-GAAP income from operations	$2,510	$4,706

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

Embedded OEM royalties are recognized as described in Note 1.

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

As of September 30, 2026, our remaining performance obligations were $71.2 million, of which we expect to recognize $51.9 million and $19.3 million as revenue within one year and beyond one year, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our condensed consolidated statements of operations expressed as a percent of total revenue for the periods indicated:

	Three Months Ended
	September 30,
	2026	2025
Revenue:
SaaS	95%	93%
Professional services	5%	7%
Total revenue	100%	100%
Cost of revenue:
Cost of SaaS	21%	18%
Cost of professional services	6%	7%
Total cost of revenue	27%	25%
Gross profit	73%	75%
Operating expenses:
Research and development	34%	31%
Sales and marketing	22%	17%
General and administrative	9%	15%
Total operating expenses	65%	63%
Income from operations	8%	12%

Revenue

We classify our revenue into two categories: SaaS and professional services revenue.

The following table presents our total revenue during the three months ended September 30, 2026 and 2025, respectively:

	Three Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	Change
SaaS	$20,842	$21,900	$(1,058)	(5)%
Professional services	1,026	1,608	(582)	(36)%
Total revenue	$21,868	$23,508	$(1,640)	(7)%

Total revenue decreased approximately $1.6 million during the three months ended September 30, 2026, compared to the same period in fiscal year 2026, due to a decrease of SaaS revenue by $1.1 million and a decrease of professional services revenue by $582,000.

Our revenue was impacted by foreign exchange rate fluctuation between the U.S. Dollar, Euro, and British Pound. We recalculate our current period results using the comparable prior period exchange rates to exclude the impact of foreign exchange rate fluctuation. Foreign exchange rate fluctuation resulted in a decrease of $14,000 and an increase of $195,000 in total revenue during the three months ended September 30, 2026 and 2025, respectively.

SaaS Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	Change
SaaS revenue	$20,842	$21,900	$(1,058)	(5)%
Percentage of total revenue	95%	93%

SaaS revenue includes revenue from cloud delivery arrangements, term licenses and embedded OEM royalties and associated support. Revenue from SaaS decreased by $1.1 million during the three months ended September 30, 2026, compared to the same period in fiscal year 2026. The decrease was driven by lower revenue from our legacy customers, mainly because of contract reductions and contract terminations, as well as lower Cisco OEM royalty revenue, partially offset by growth in SaaS revenue from AI customers. We expect SaaS revenue from legacy customers to continue to decline, and we expect growth in AI customer SaaS revenue to only partially offset this decline in fiscal year 2027.

SaaS revenue represented 95% of total revenue for the three months ended September 30, 2026, compared to 93% during the same period in fiscal year 2026. SaaS revenue decreased 5% for the three months ended September 30, 2026, compared to the same period in fiscal year 2026.

Excluding a decrease of $13,000 due to foreign exchange rate fluctuation, SaaS revenue decreased by $1.0 million during the three months ended September 30, 2026, compared to the same period in fiscal year 2026.

Professional Services Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	Change
Professional services revenue	$1,026	$1,608	$(582)	(36)%
Percentage of total revenue	5%	7%

Professional services revenue includes consulting, implementation, training, and managed services. Revenue from professional services decreased by $582,000 during the three months ended September 30, 2026, compared to the same period in fiscal year 2026. We expect professional services revenue to fluctuate depending on the volume and completion of projects.

Excluding a decrease of $1,000 due to foreign exchange rate fluctuation, professional services revenue decreased by $581,000 during the three months ended September 30, 2026, compared to the same period in fiscal year 2026.

Revenue by Customer Level

We define AI customer revenue as total revenue, including SaaS and professional services revenue, generated from customers on our current AI-enabled platform. AI capabilities are integrated into this platform and some AI capabilities are included within broader platform subscriptions rather than sold or priced separately. As a result, we do not attempt to attribute revenue to individual AI features or products. Instead, we distinguish between customers on our current AI-enabled platform and legacy customers on earlier versions of our products that do not include these capabilities, as well as our Cisco OEM relationship. A customer is classified as an AI customer once it is under contract for our current AI-enabled platform, and prior-period amounts are presented based on each customer’s classification at the end of the current reporting period. Accordingly, AI customer revenue includes all revenue from these customers and is not limited to revenue attributable to AI functionality. Management believes this metric is a meaningful indicator of customer adoption of our current platform, and we use it to evaluate adoption, retention, and expansion trends across our customer base. AI customer revenue is an operating metric, should not be considered a substitute for revenue presented in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	Change
Revenue:
AI customers	$14,364	$13,451	$913	7%
Legacy customers:
Cisco OEM	2,411	2,965	(554)	(19)%
Other legacy customers	5,093	7,092	(1,999)	(28)%
Total legacy customers	7,504	10,057	(2,553)	(25)%
Total revenue	$21,868	$23,508	$(1,640)	(7)%

Revenue from AI customers increased by $913,000, or 7%, to $14.4 million from $13.5 million for the three months ended September 30, 2026 and 2025, respectively, and represented 66% and 57% of total revenue in those periods. We expect revenue from AI customers to grow as we add new customers, expand our relationships within existing AI customers and migrate legacy customers to our current AI-enabled platform.

Legacy customers include our Cisco OEM revenue and revenue from other customers on earlier versions of our products. Revenue from legacy customers decreased by $2.6 million, or 25%. Revenue from OEM decreased by $554,000, or 19%. This was primarily due to changes in royalty activity and the prospective change beginning in fiscal year 2027 to recognize Cisco OEM royalties on a ratable basis over the royalty payment term rather than recognizing a portion at a point in time. Revenue from other legacy customers decreased by $2.0 million, or 28%. We expect revenue from legacy customers to continue to decline as customers migrate to our AI offerings or reduce or terminate their legacy arrangements, and as we wind down certain legacy offerings, including our legacy messaging business beginning in the second quarter of fiscal year 2027.

Revenue by Geography

	Three Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	Change
North America	$17,352	$18,962	$(1,610)	(8)%
Europe, Middle East, & Africa	4,516	4,546	(30)	(1)%
Total revenue	$21,868	$23,508	$(1,640)	(7)%

Revenue from North America sales decreased by 8% from $19.0 million during the three months ended September 30, 2025 to $17.4 million during the three months ended September 30, 2026, primarily due to decreases of (i) $908,000 in SaaS revenue and (ii) $702,000 in professional services revenue.

Revenue from EMEA sales decreased by 1% and remained at $4.5 million for the three months ended September 30, 2026, primarily due to a decrease of $150,000 in SaaS revenue, partially offset by an increase of $121,000 in professional services revenue.

Cost of Revenue

	Three Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	Change
SaaS	$4,648	$4,171	$477	11%
Professional services	1,300	1,660	(360)	(22)%
Total cost of revenue	$5,948	$5,831	$117	2%
Percentage of total revenue	27%	25%
Gross margin	73%	75%

SaaS

Cost of SaaS revenue consists primarily of expenses related to our cloud services and support provided to customers. These expenses are comprised of cloud computing costs, personnel-related costs directly associated with cloud operations, and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of SaaS revenue increased by $477,000 during the three months ended September 30, 2026, from the same period in fiscal year 2026. This increase was primarily due to increases of (i) $284,000 in cloud-computing costs, (ii) $180,000 in personnel-related costs, and (iii) $63,000 in outside consulting costs. Gross margin on SaaS revenue declined primarily because lower legacy SaaS revenue was not accompanied by a corresponding reduction in cloud hosting costs, which remained largely fixed during the period.

Excluding a decrease of $23,000 due to foreign exchange rate fluctuation, cost of SaaS revenue increased by $500,000 during the three months ended September 30, 2026, from the same period in fiscal year 2026.

Professional Services

Cost of professional services consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses, and stock-based compensation and allocated overhead.

Cost of professional services decreased by $360,000 during the three months ended September 30, 2026, from the same period in fiscal year 2026. This decrease was primarily due to a decrease of $438,000 in personnel-related costs, partially offset by an increase of $80,000 in outside consulting cost.

Excluding a decrease of $3,000 due to foreign exchange rate fluctuation, cost of professional services revenue decreased by $357,000 during the three months ended September 30, 2026, compared to the same period in fiscal year 2026.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	Change
Research and development	$7,410	$7,315	$95	1%
Percentage of total revenue	34%	31%

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

Research and development expense increased by $95,000 during the three months ended September 30, 2026, from the same period in fiscal year 2026. This increase was primarily due to an increase of $282,000 in personnel-related costs, partially offset by a decrease of $113,000 in outside consulting costs.

Excluding a decrease of $99,000 due to foreign exchange rate fluctuation, research and development expense increased by $194,000 during the three months ended September 30, 2026, compared to the same period in fiscal year 2026.

Sales and Marketing

	Three Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	Change
Sales and marketing	$4,774	$4,029	$745	18%
Percentage of total revenue	22%	17%

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

Sales and marketing expenses increased by $745,000 during the three months ended September 30, 2026, from the same period in fiscal year 2026. The increase was primarily due to increases of (i) $568,000 in personnel-related expenses, (ii) $141,000 in lead generation expenses, and (iii) $43,000 in outside consulting expenses. We expect sales and marketing expense to increase over fiscal year 2027 compared to fiscal year 2026, including costs associated with our Solve26 customer conference held in October 2026 and expanded industry-focused and partner go-to-market programs, as we invest to grow AI customer revenue.

Excluding a decrease of $5,000 due to foreign exchange rate fluctuation, sales and marketing expense increased by $750,000 during the three months ended September 30, 2026, compared to the same period in fiscal year 2026.

General and Administrative

	Three Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	Change
General and administrative	$2,043	$3,500	$(1,457)	(42)%
Percentage of total revenue	9%	15%

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

General and administrative expenses decreased by $1.5 million during the three months ended September 30, 2026, from the same period in fiscal year 2026. The decrease was primarily due to decreases of (i) $1.35 million in warrant expense and (ii) $117,000 in personnel-related costs.

Excluding a decrease of $6,000 due to foreign exchange rate fluctuation, general and administrative expense decreased by $1.5 million during the three months ended September 30, 2026, compared to the same period in fiscal year 2026.

Income from Operations

	Three Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	Change
Income from operations	$1,693	$2,833	$(1,140)	(40)%
Operating margin	8%	12%

Income from operations was $1.7 million and $2.8 million with an operating margin of 8% and 12% during the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily due to lower total revenue and higher sales and marketing expense, partially offset by the absence of the warrant expense recognized in the prior-year period. We expect income from operations for fiscal year 2027 to be lower than fiscal year 2026, and we may incur operating losses in certain quarters, as revenue from legacy customers declines and we increase our investment in sales and marketing.

Interest Income

Interest income primarily consists of interest earned on money market accounts. Interest income was $524,000 and $462,000 during the three months ended September 30, 2026 and 2025, respectively.

Other Income, Net

Other income, net was $204,000 and $455,000 during the three months ended September 30, 2026 and 2025, respectively. Other income, net primarily included foreign exchange rate fluctuations on international trade receivables, net of transactions.

Income Tax Provision

Provision for income taxes consists of federal, state, and foreign income taxes. We recorded an income tax provision of $870,000 and $930,000 for the three months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Overview

As of September 30, 2026 and June 30, 2026, our principal sources of liquidity were cash and cash equivalents, restricted cash, and accounts receivable totaling $89.3 million and $97.7 million, respectively. Our cash, cash equivalents and restricted cash were $71.3 million and $73.3 million as of September 30, 2026 and June 30, 2026, respectively. We had no restricted cash as of September 30, 2026.

Based upon our current business plan, we believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. Over the longer term, beyond the next 12 months, we expect existing capital resources to meet our cash needs. From time to time, however, we may consider opportunities for raising additional capital. We can make no assurances that such opportunities will be available to us on economic terms we consider favorable, if at all. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding the anticipated decline in revenue from legacy customers, the rate of growth in revenue from AI customers, the level of our investment in sales and marketing, our ability to retain existing customers and customer purchasing and payment patterns, many of which are beyond our control.

Cash Flows

For the three months ended September 30, 2026 and 2025, our cash flows were as follows (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Net cash provided by operating activities	$1,775	$10,432
Net cash used in investing activities	(25)	(224)
Net cash used in financing activities	(3,619)	(1,225)

Cash provided by operating activities mainly consists of net income adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards and warrants, recognition of deferred revenue, and changes in operating assets and liabilities during the period.

Net cash provided by operating activities decreased by $8.7 million during the three months ended September 30, 2026, from the same period in fiscal year 2026, driven primarily by the timing of collection of an annual payment from a large U.S. federal government customer, which was received in the fourth quarter of fiscal year 2026 rather than in the first quarter as in the prior year, as well as lower net income.

Net cash used in investing activities decreased by $199,000 during the three months ended September 30, 2026, from the same period in fiscal year 2026, driven primarily by lower volume activities related to the purchase of equipment for employees and facility expenditures. Historically, cash used in investing activities has been used to purchase equipment and software to support our business and growth.

Net cash used in financing activities increased by $2.4 million during the three months ended September 30, 2026, from the same period in fiscal year 2026. Funds used for repurchases of our common stock were $3.6 million and $1.5 million during the three months ended September 30, 2026 and 2025, respectively. Funds received includes proceeds primarily from the exercise of employee stock options and purchases of common stock pursuant to our ESPP.

Commitments

Our principal commitments consist of obligations under leases for office space. Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. As of September 30, 2026, the future non-cancelable minimum payments under these commitments were approximately $3.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements requiring disclosure under Instruction 8 to Item 303(b) of Regulation S-K.

New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion of new accounting pronouncements adopted and those pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We develop products in the United States and India and sell these products in the United States and internationally. Generally, international sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Identifiable assets denominated in foreign currency as of September 30, 2026 totaled approximately $34.4 million. A 10% increase in the value of the dollar relative to other currencies would decrease the value of these assets by $3.4 million between September 30, 2026 and our next financial reporting period. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. Dollar, on the one hand, and the Euro, British Pound and Indian Rupee, on the other hand. An unfavorable change in the foreign currency exchange rates may cause an adverse effect on our financial position or results of operations.

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

We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels between September 30, 2026 and our next financial reporting period, the impact on the fair value of these securities or our cash flows or income would not be material.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Business and Strategy

If we are unable to grow AI customer revenue sufficiently to offset declining legacy customer revenue, our business and operating results could be adversely affected.

We are transitioning our business toward customers on our current AI-enabled platform and away from legacy customers on earlier versions of our products, including our Cisco OEM relationship. Revenue from legacy customers decreased 25% during the three months ended September 30, 2026, compared to the same period in fiscal year 2026, and we expect it to continue to decline, including as a result of customer contract reductions and terminations, lower OEM royalty revenue and the planned wind-down of certain legacy offerings, including our legacy messaging business. As a result, we expect total revenue to decline in fiscal year 2027, and it may continue to decline in future periods.

Our ability to offset this decline depends on growing revenue from AI customers through new customers, expansion within existing AI customers and migration of legacy customers to our current platform. Legacy customers may decide not to migrate, may migrate on a smaller scale or at lower prices than they paid for our legacy products, or may choose a competing solution. Legacy revenue may also decline faster than anticipated, while increased sales and marketing investments may adversely affect our operating margins before generating sufficient additional revenue, if at all. If AI customer revenue does not grow as we expect, or if legacy revenue declines faster than we expect, our revenue, operating results, cash flows and stock price could be adversely affected, and we may need to reduce our planned investments.

We evaluate the progress of this transition using AI customer revenue and other customer-level metrics. These company-defined metrics involve judgments regarding customer classification and may not be comparable to similarly titled metrics reported by other companies.

We may not achieve our announced long-term financial targets, which are based on assumptions that may prove inaccurate.

From time to time, we announce long-term financial targets, including targets for revenue, AI customer revenue, annual recurring revenue and gross margin. These targets reflect our then-current beliefs and are based on numerous assumptions, including assumptions regarding the growth of AI customer revenue, the rate of decline in legacy revenue, market adoption of AI knowledge solutions, competition, pricing, our sales and marketing effectiveness and general economic conditions, many of which are beyond our control. These targets are not forecasts or guidance for any specific fiscal quarter or year, and actual results may differ materially. If we fail to achieve our long-term targets, or if we change or withdraw them, the market price of our common stock could decline.

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

Other factors that have caused, and may in the future cause, our revenue and operating results to fluctuate include:

●	timing of customer budget cycles;
●	the priority our customers place on our products compared to other business investments;
●	size, timing and contract terms of new customer contracts, and unpredictable and often lengthy sales cycles;
●	reduced renewals;
●	the rate of decline in revenue from legacy customers, including the wind-down of legacy offerings and changes in royalty revenue under our OEM arrangements;
●	competitive factors, including new product introductions, upgrades and discounted pricing or special payment terms offered by our competitors, as well as strategic actions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	technical difficulties, errors or service interruptions in our solutions that cause customer dissatisfaction with our solutions;

●	consolidation among our customers, which may alter their buying patterns, or business failures that may reduce demand for our solutions;
●	operating expenses associated with expansion of our sales force or business, and our product development efforts;
●	cost, timing and management efforts related to the introduction of new features to our solutions;
●	our ability to obtain, maintain and protect our intellectual property rights and adequately safeguard the information imported to our solutions or otherwise provided to us by our customers; and
●	extraordinary expenses such as impairment charges, litigation or other payments related to settlement of disputes.

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

Our business is highly dependent on our ability to continue to expand our SaaS business and cloud operations, including growing our AI customer base and transitioning our legacy customers to our current AI-enabled platform. Some customers have elected not to renew their subscriptions, and customers have reduced, and may in the future reduce, their subscriptions. If customers choose not to renew, or further reduce, their subscriptions, our revenue and operating results could be materially adversely affected.

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

We derive a substantial portion of our revenue from sales to a relatively small number of customers. During the three months ended September 30, 2026, our ten largest customers accounted for approximately 57% of our total revenue, compared with approximately 59% for the same period in fiscal year 2026. Our largest customer accounted for approximately 13% and 15% of our total revenue during the three months ended September 30, 2026 and 2025, respectively. The composition of these customers has varied in the past, and we expect that it will continue to vary over time. The loss of any significant customer or a decline in business with any significant customer has adversely affected, and could in the future materially and adversely affect, our financial condition and results of operations.

The markets for AI knowledge solutions and customer engagement software, including generative and agentic AI offerings, are competitive and rapidly evolving, and our business will be adversely affected if we are unable to successfully compete with existing competitors and emerging AI technology providers.

The markets in which we compete are intensely competitive and rapidly evolving. Other than product innovation and existing customer relationships, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. We compete with application software providers, including NICE Ltd. and Verint Systems Inc. In the knowledge management systems market specifically, we also compete with providers of knowledge management systems, including KMS Lighthouse, Shelf, Talkdesk, Upland Software, Inc., and USU. In addition, we occasionally compete with some of our platform partners where some of our product capabilities overlap, including Five9, Genesys, Microsoft, Salesforce, and ServiceNow. We also compete with providers of general-purpose generative AI platforms and AI models, and with enterprises that develop knowledge, AI and related capabilities using their own internal resources. Large AI model providers and enterprise software platforms may incorporate knowledge, retrieval or grounding capabilities into their offerings, which could increase competition, create pricing pressure or adversely affect demand for our solutions.

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

We are also investing in AI across the entire company and integrating generative AI capabilities into our product and service offerings. The market for AI technologies and services is highly competitive and rapidly evolving. We have incurred, and expect to continue to incur, significant development and operational costs to build and support AI capabilities necessary to meet the needs of our customers. To compete effectively, we must also be responsive to technological change, potential regulatory developments, and public scrutiny. Such competitive pressure has resulted, and may continue to result, in decreased sales volumes, price reductions, and/or increased operating costs, such as for research and development, marketing, and sales activities. This has resulted, and may continue to result, in lower revenue, gross margins, and operating income. In addition, customers are currently assessing and evolving their AI utilization strategy, so it is difficult to estimate with any reasonable degree of precision the impact of generative AI product offerings on our future revenue, the expected timing or demand for our products and services, and the extent to which customer investment in AI-enabled solutions may displace or accelerate purchases of our existing offerings.

If we fail to expand and improve our sales performance and marketing activities, or retain our sales and marketing personnel, or if our increased investment in sales and marketing does not generate the expected return, we may be unable to grow our business, which could negatively impact our operating results and financial condition.

Our ability to grow our business depends in part on expanding the effectiveness and capacity of our sales force. We are increasing our investment in sales and marketing, including industry-focused programs, customer and industry events, partner initiatives and demand generation, ahead of the revenue we expect these investments to generate. These investments may not result in increased sales opportunities, new customers or expansion within our installed base in the timeframe we expect, or at all, and may continue to adversely affect our profitability. We have also experienced workforce reductions and turnover, and additional turnover or staffing constraints could limit our ability to attract new customers and expand relationships with existing customers. If our sales and marketing investments do not generate the anticipated results, our business and operating results could be adversely affected.

Due to the complexity of our AI knowledge platform and related products and services, we must utilize highly trained sales personnel to educate prospective customers regarding the use and benefits of our products and services as well as provide effective customer support. If we have turnover in our sales and marketing teams, we may not be able to successfully compete with our competitors, and our results of operations and financial condition may be harmed.

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

We derived 21% and 19% of our revenue from EMEA sales during the three months ended September 30, 2026 and 2025, respectively. In addition to those discussed elsewhere in this section, our EMEA sales operations are subject to a number of specific risks, such as:

●	general economic conditions in each country or region in which we do or plan to do business;
●	foreign currency fluctuations and imposition of exchange controls;
●	changes in data privacy laws including European Union’s General Data Protection Regulation (GDPR) and other emerging privacy or AI-related regulations;
●	difficulty and costs in staffing and managing our international operations;
●	difficulties in collecting accounts receivable and longer collection periods;
●	health or similar issues, such as a pandemic or epidemic;
●	various international trade restrictions and tax consequences;
●	hostilities or geopolitical conflicts in various parts of the world, such as the ongoing conflict involving the United States and Iran, the ongoing war between Russia and Ukraine, and continuing geopolitical instability and hostilities in the Middle East; and
●	reduced intellectual property protections in some countries.

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

As of September 30, 2026, approximately 44% of our workforce was employed in India. Of our employees in India, 59% are allocated to research and development. Although the movement of certain operations internationally was principally motivated by cost cutting, the continued management of these remote operations requires significant management attention and financial resources that have affected, and may continue to affect, our operating performance. In addition, with the significant increase in the number of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result of the increased competition for skilled workers, we have experienced increased compensation costs and expect these costs to increase in the future. Our reliance on our workforce in India makes us particularly susceptible to disruptions in the business environment in that region. In particular, sophisticated telecommunications links, high-speed data communications with other eGain offices and customers, and overall consistency and stability of our business infrastructure are vital to our day-to-day operations, and we have experienced, and may in the future experience, disruptions or impairments to such infrastructure that could adversely affect our financial condition and results. In addition, the maintenance of stable political relations between the U.S., the European Union (EU) and India are also of great importance to our operations. Changes in U.S.-India trade policy have introduced uncertainty into the relationship, including the imposition in 2025 of additional tariffs on certain Indian goods and subsequent modifications to those tariffs in 2026. Future changes in tariffs, trade restrictions or other trade policies could create additional uncertainty or adversely affect the broader business environment in India.

Any of these risks have had, and may in the future have, a significant impact on our product development, customer support, or professional services. To the extent the benefit of maintaining these operations abroad does not exceed the expense of establishing and maintaining such activities, our operating results and financial condition will suffer.

Unplanned system interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities or third-party providers could impair the use or functionality of our cloud operations and harm our business.

Our customers have in the past experienced some interruptions with our cloud operations. We believe that these interruptions may continue to occur from time to time. These interruptions have resulted, and may in the future result, from hardware and operating system failures, issues with third-party cloud infrastructure and platform providers, or other operational disruptions. Such interruptions have affected, and may in the future affect, the availability or performance of our hosted operations and our ability to provide remote management services. Our business could be materially harmed if we experience frequent or long system interruptions. We have also experienced, and may continue to experience, occasional temporary capacity constraints due to sharply increased traffic or other Internet-wide disruptions, which have caused, and may in the future cause, unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If these interruptions or disruptions become more frequent or prolonged, our business and reputation could be seriously harmed.

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware network systems, and third-party cloud platforms. We currently serve our customers from third-party data center facilities and third-party PaaS providers operated in the U.S. and other international locations. We have experienced, and may in the future experience, service interruptions or impairments resulting from issues affecting our systems or those of our third-party providers. Any damage to, or failure of, our systems or those of our third-party providers generally could interrupt service or impair the use or functionality of our cloud operations. In addition, as we continue to increase the number of customers and users on our cloud operations, we will need to increase the capacity of our cloud infrastructure. If we do not increase our capacity in a timely manner, customers could experience interruptions or delays in access to our cloud operations. Customer data that we store in third-party cloud infrastructure providers may also be vulnerable to damage or interruption from floods, fires, earthquake, power loss, telecommunications failures and similar events. Any damage to, or failure of, our systems, or those of our third-party providers, could result in impairment of, or interruptions in, our service. Impairment or interruptions in our service may reduce our revenue, cause us to issue credits, pay penalties, or cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our cloud operations are unreliable.

We maintain business continuity and disaster recovery plans designed to mitigate the impact of service disruptions, including data backup and recovery capabilities. Recovery times and service levels may vary depending on the services purchased and applicable contractual commitments. However, these measures may not prevent service interruptions or ensure timely restoration of services in all circumstances. Prolonged outages or failures in our disaster recovery capabilities could disrupt customer operations, result in contractual claims or customer terminations, and adversely affect our business and reputation.

We have entered into support obligations with our customers that require minimum performance standards, including standards regarding the response time of our support services. If we fail to meet these standards, our customers could terminate their relationships with us, and we could be subject to contractual refunds or service credits, and exposure to claims for losses from our customers.

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

We depend on broad market acceptance of AI knowledge solutions, our applications and our business model. If our expectations regarding the market for our applications are not met, our business could be seriously harmed.

We depend on the widespread acceptance and use of our applications as an effective foundation for enterprises deploying AI in customer service and other knowledge-intensive operations, and for managing high volumes of customer interactions across digital, AI-enabled and assisted-service channels. The market for AI knowledge solutions is still emerging, and industry analysts have only recently begun to evaluate customer service knowledge management as a distinct software category. Enterprises may not recognize the need for a governed knowledge foundation for AI, may defer AI deployments, or may rely on general-purpose AI platforms or internally developed tools instead. While we believe the potential to be very large, we cannot accurately estimate the size or growth rate of the potential market for such product and service offerings generally, and we do not know whether our products and services in particular will achieve broad market acceptance. The market for AI-enabled customer service and knowledge solutions is rapidly evolving, and concerns over the accuracy, security and reliability of AI systems, the privacy of users, the cost of AI deployments or other issues may slow enterprise adoption. If the market for our applications fails to grow or grows more slowly than we currently anticipate, our business will be seriously harmed.

Furthermore, our business model is premised on business assumptions that are still evolving. Our business model assumes that enterprises will increasingly deploy AI agents and AI-assisted workflows in customer service and other operations, and that accurate, governed and continuously maintained knowledge will be necessary for those deployments to be effective, compliant and cost-efficient. If any of these assumptions are incorrect, or if enterprises do not adopt AI-enabled technologies in a timely manner, our business will be seriously harmed and our stock price could decline.

We may be unable to respond to the rapid technological change, including advances in AI, and changing customer preferences in digital customer engagement, marketing, and service and this may cause our business to suffer.

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

We employ third-party technologies for use in or with our platform and the inability to license such technologies on commercially reasonable terms or the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business. Our increasing reliance on third-party AI technologies and model providers may also expose us to additional operational, financial, and contractual risks.

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

Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, dependency on the continued availability and performance of third-party technologies, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs. In the event that we are not able to maintain our licenses to third-party software, or cannot obtain licenses to new software as needed, or in the event third-party software used in conjunction with our platform contains errors or defects, or becomes unavailable or materially more costly, our business, operating results, and financial condition may be adversely affected.

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

We offer pilot programs and limited trials of our subscription services to existing and prospective customers in order to promote usage, brand and product awareness, and adoption. We invest time and resources for such initial engagements, which may not be fully recovered through pilot fees or subsequent subscription agreements. Some customers do not enter into definitive contracts for our paid subscription service despite the time and effort we may have expended on such initiatives. To the extent that these customers do not result in long-term paid subscriptions or expanded customer relationships, we will not realize the intended benefits of this marketing effort, and our ability to grow our business and revenue may be harmed.

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

If our cybersecurity systems or the systems of our vendors, partners and suppliers are breached and unauthorized access is obtained to a customer’s data, our data or IT systems, or if we experience material cybersecurity incidents, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

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

Vulnerabilities introduced through employee or contractor actions, software defects or third-party systems have in the past, and may in the future, be exploited to compromise our IT environments. These cybersecurity attacks threaten to misappropriate our proprietary information, cause interruptions of our IT services and commit fraud. If unauthorized access or sabotage remains undetected for an extended period of time, the effects of such incidents could be exacerbated. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely on to address vulnerabilities and security defects. While we endeavor to address all identified vulnerabilities in our products, we may be unable to remediate all vulnerabilities before they are exploited.

In addition, our customers may authorize third-party access to their customer data located in our cloud environment. Because customer-authorized third parties may access, transmit or process such data outside our direct control, security incidents involving those third parties could nevertheless result in claims, disputes or reputational harm to us.

Cybersecurity attacks could require significant expenditures of our capital and diversion of our resources. If these attacks are successful, they could result in the theft of proprietary, personally identifiable, confidential and sensitive information of ours, our employees, our customers and our business partners, and could materially disrupt business for us, our customers and our business partners. A successful cybersecurity attack involving our cloud infrastructure, networks or software products could also negatively impact the market perception of the effectiveness of our products or lead to contractual disputes, litigation or government regulatory action against us, any of which could materially adversely affect our business, reputation and resulting operations.

We may also experience disruptions, outages, and other performance problems on our systems due to denial-of-service attacks, unauthorized access, or other security-related incidents. For example, third parties may conduct attacks designed to temporarily deny customers access to our services. Any successful denial of service attack could result in a loss of customer confidence in the security of our platform and damage to our brand.

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

We transfer personal data from the European Economic Area (EEA), the United Kingdom, and Switzerland to the U.S. Historically, these transfers relied on the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks and their successors, the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, which were subsequently invalidated or determined to be inadequate by the relevant authorities. We have self-certified to the EU-U.S. Data Privacy Framework (EU-U.S. DPF), the UK extension to the EU-U.S. DPF (UK DPF Extension), and the Swiss-U.S. DPF, which serve as the current lawful transfer mechanisms for personal data transfers to the U.S. from the EEA, the United Kingdom, and Switzerland, respectively. Like their predecessors, these frameworks remain subject to legal challenge, and the European Commission may suspend, amend, or limit their scope. In addition to our DPF certifications, we rely on standard contractual clauses (SCCs) approved by the European Commission as a supplementary transfer mechanism. These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions. We may, among other things, be required to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, the United Kingdom or other regions which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

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

Privacy concerns and laws, evolving regulation of cloud computing, AI and other domestic or foreign regulations may limit the use, functionality and adoption of our solutions and adversely affect our business, including by increasing compliance costs or restricting certain AI-enabled functionalities.

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

In the U.S., the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA) provides California residents with expanded rights regarding personal information and imposes significant compliance obligations. The CCPA also applies to our collection and use of personal information relating to personnel. This may require separate compliance workflows for personnel data, increasing our administrative burden and compliance costs. In addition, numerous other states have adopted comprehensive privacy laws with varying requirements and enforcement mechanisms, including obligations related to sensitive personal information, data subject rights, and cybersecurity programs. Compliance with these laws increases operational complexity and costs, and failure to comply could result in investigations, fines, litigation, contractual liability, or reputational harm.

Internationally, global “digital” regulations continue to develop and evolve, including the EU’s GDPR, ePrivacy Directive, Network and Information Systems 2 Directive, Digital Operational Resilience Act, Cyber Resilience Act, Data Act, and Digital Services Act. In addition, India’s Digital Personal Data Protection Act, 2023 (DPDP Act), with implementing rules notified in November 2025 and substantial compliance obligations scheduled to take effect in May 2027, applies to certain processing of digital personal data in India and to processing outside India in connection with offering goods or services to individuals in India. We will continue to monitor developments related to existing and new “digital” laws which will require us to incur additional costs and expenses in an effort to monitor and comply with such laws. In addition to costs involved in monitoring and analyzing such laws to determine to what extent they apply, and costs involved in any compliance measures, there are also financial risks in the event of enforcement action, with many imposing penalties for noncompliance. Further, to the extent that any new laws may limit our ability to provide our solutions to customers, our business, financial condition, and operating results could be adversely affected.

At the U.S. state level, states have enacted AI-specific regulations that may impose obligations on both developers and deployers of AI systems. Colorado Senate Bill 26-189, which replaces the prior Colorado AI Act and is scheduled to take effect on January 1, 2027, and California’s regulations governing Automated Decisionmaking Technology (ADMT) under the CCPA, with relevant requirements beginning January 1, 2027, may impose obligations relating to transparency, disclosures, risk assessments and individual rights, depending on how AI technologies are developed and used. Depending on the nature of our AI offerings and our use of AI technologies, certain requirements may apply to us or our customers. Compliance with these requirements could increase costs, limit the functionality or availability of our solutions, or otherwise adversely affect our business.

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

We are integrating AI into several of our offerings and anticipate significant growth in this area. However, like many innovations, AI comes with risks and challenges that could impact its adoption and our business. These may include flawed algorithms or training methods, inadequate or biased datasets and outputs, hallucinations, concept drift, and harmful, misleading, or unlawful content that may be generated by AI systems. AI systems may be deployed without adequate human oversight, particularly in customer service contexts. These risks may be heightened in regulated industries, including financial services, insurance, healthcare and telecommunications, where inaccurate AI outputs could result in customer harm, regulatory scrutiny, legal claims or reputational damage. Although customers generally control how they deploy and use our AI-enabled solutions, we may nevertheless face claims, disputes or reputational harm arising from their use. Poor development or deployment practices could undermine customer confidence, hinder AI acceptance, cause harm, or result in products not performing as intended.

The regulatory environment for AI is evolving rapidly. Laws and regulations, including the EU AI Act and emerging U.S. federal, state and international requirements, may impose obligations relating to transparency, documentation, risk assessment, monitoring and mitigation. Compliance with these evolving laws and regulations could increase our costs, and any failure to comply may harm our reputation, customer trust, operations, and financial condition. AI applications may also raise ethical, privacy, employment and other societal concerns that could adversely affect customer adoption and demand for our solutions.

We also rely in part on third-party AI technologies, such as those provided by OpenAI and other partners. Disruptions, errors, regulatory restrictions or changes in the availability or commercial terms of these technologies could impair our ability to provide AI-enabled solutions.

Regulatory authorities, including the FTC and state attorneys general, may investigate or take enforcement action concerning AI-related consumer harm, unfair or deceptive practices, or algorithmic discrimination. Such action involving us, our customers, or our AI-enabled solutions could increase compliance costs, restrict our operations, or result in penalties, litigation, or reputational harm.

These risks, individually or collectively, could materially adversely affect our business, financial condition and operating results.

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

We face risks related to pandemics and public health emergencies which could have a material adverse effect on our business, financial condition and results of operations.

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

Generally accepted accounting principles (GAAP) and the related accounting pronouncements, implementation guidelines and interpretations for some of our significant accounting policies are highly complex and require subjective judgments and assumptions. We have been, and may continue to be, required to modify our accounting policies, judgments, estimates or disclosures as a result of changes in GAAP, new accounting pronouncements or evolving interpretations and implementation guidance. Some of our more significant accounting policies that require significant judgment or could be affected by such changes include:

●	recognition of revenue, including royalty revenue under our OEM arrangements;
●	contingencies and litigation; and
●	accounting for income taxes.

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

The price at which our common stock trades has been, and will likely continue to be, highly volatile and subject to wide fluctuations due to factors such as the following:

●	concerns related to liquidity of our stock;
●	actual or anticipated fluctuations in our operating results, our ability to meet announced or anticipated revenue and/or profitability goals and changes in or failure to meet securities analysts’ expectations;
●	changes in our AI customer metrics, the pace of our business transition, and our ability to achieve our announced long-term financial targets;
●	the level of securities analyst coverage of our company and changes in analyst recommendations or price targets;
●	announcements of technological innovations and/or the introduction of new services by us or our competitors;
●	developments with respect to intellectual property rights and litigation, regulatory scrutiny and new legislation;
●	market developments and changing investor expectations relating to customer engagement platforms, AI solutions and the broader technology industries; and
●	general market and economic conditions.

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

Our directors and executive officers, together with their affiliates and members of their immediate families, beneficially owned, in the aggregate, approximately 38% of our outstanding capital stock as of September 30, 2026, of which our Chief Executive Officer, Ashutosh Roy, beneficially owned approximately 34% as of such date. As a result of these concentrated holdings, Mr. Roy individually or together with this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and the approval of significant corporate transactions, such as a merger or sale of our company or its assets. The amounts of common stock beneficially owned by our directors and executive officers, including Mr. Roy, increase as a result of stock repurchases by us pursuant to our stock repurchase program.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2022, eGain’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $20 million of its own outstanding common stock. In May 2024 and again in September 2025, the Board of Directors approved a $20 million increase in its stock repurchase program, bringing the aggregate amount eGain may purchase thereunder from $20 million to $60 million of its outstanding common stock. As of September 30, 2026, approximately $6.0 million, including associated trading fees and estimated taxes, remained available for stock repurchases pursuant to our stock repurchase program.

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

The timing and number of shares repurchased will be determined based on an evaluation of market conditions and other factors, including stock price, trading volume, general business and market conditions, and the availability of capital. On September 3, 2025, the Board of Directors also approved an extension of the stock repurchase program until the earlier of (i) the date the aggregate amount of shares that can be repurchased under the stock repurchase program has been repurchased and (ii) the date the Board of Directors decides to terminate the stock repurchase program. The stock repurchase program does not obligate us to acquire a specified number of shares and may be modified, suspended, or discontinued at any time at our discretion without notice. The stock repurchase program will be funded using existing cash or future cash flows. We intend to reissue repurchased shares at a later date and therefore carry the shares as treasury stock, at cost.

The following table summarizes the stock repurchase activity for the three months ended September 30, 2026, and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
July 1, 2026 to July 31, 2026	—	$—	—	$9,678
August 1, 2026 to August 31, 2026	—	$—	—	$9,678
September 1, 2026 to September 30, 2026	644,366	$5.64	644,366	$6,041
Total	644,366		644,366

Item 5.  Other Information

(c) Trading Plans

During the three months ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits No.	Description of Exhibits
31.1˄	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2˄	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Ashutosh Roy, Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of Eric N. Smit, Chief Financial Officer.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and June 30, 2026, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2026 and 2025 and (vi) Notes to Condensed Consolidated Financial Statements.

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

˄Filed herewith.

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

Dated: November 13, 2026	eGain Corporation

	By	/s/ Eric N. Smit
Eric N. Smit
Chief Financial Officer
(Principal Financial and Accounting Officer)